Form 10-Q
period 2010-01-31
Tycore Ventures Inc
filed 2010-03-16
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-161868

TYCORE VENTURES INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1802 North Carson Street, Suite 212
Carson City, Nevada 89701
(Address of principal executive offices, zip code)

(775) 887-8853
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2010, there were 6,860,000 shares of common stock, $0.001 par value per share, outstanding,

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

TYCORE VENTURES INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2010

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of January 31, 2010 (unaudited) and July 31, 2009.	4

		Statements of Operations for the three and six months ended January 31, 2010 and 2009, and the period from September 25, 2007 (Inception) to January 31, 2010 (unaudited).	5

		Statements of Cash Flows for the six months ended January 31, 2010 and 2009, and the period from September 25, 2007 (Inception) through January 31, 2010 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T.	Controls and Procedures.	11

Part II.	Other Information
	Item 1.	Legal Proceedings.	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Submission of Matters to a Vote of Security Holders.	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	11

Signatures			12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Tycore Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 72.8% control the Company’s two directors hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

TYCORE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	January 31, 2010	July 31, 2009
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$1,039	$35,298
Total current assets	1,039	35,298
Other Assets
Mining Claim	7,000	7,000

TOTAL ASSETS	$8,039	$42,298

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Loan from Shareholder	$2,000	$-

TOTAL LIABILITIES	2,000	-

STOCKHOLDERS' EQUITY

75,000,000 common shares at par value of $0.001 authorized; 6,860,000 shares issued and outstanding at January 31, 2010 and July 31, 2009	6,860	6,860
Additional paid-in capital	65,640	59,640
Deficit accumulated during exploration stage	(66,461)	(24,202)
TOTAL STOCKHOLDERS' EQUITY	6,039	42,298

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY	$8,039	$42,298

See Notes to Financial Statements

TYCORE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					September 25, 2007
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010

Operating Costs

Exploration expenditures	$-	$-	$337	$620	$3,957
Management Fees	3,000	3,000	6,000	6,000	27,000
General & Administative	18,491	6	35,922	12	35,973

Total Operating Costs	21,491	3,006	42,259	6,632	66,930

Interest Income	-	469	-	469	469

Net Loss	$(21,491)	$(2,537)	$(42,259)	$(6,163)	$(66,461)

Basic earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	6,860,000	6,560,000	6,860,000	6,560,000

See Notes to Financial Statements

TYCORE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			September 25, 2007
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	January 31, 2010	January 31, 2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,259)	$(6,163)	$(66,461)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	6,000	6,000	27,000
Changes in operating assets and liabilities:
Net cash used in operating activities	(36,259)	(163)	(39,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Mining Claim	-	-	(7,000)
Net cash used in investing activities	-	-	(7,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	2,000	-	2,000
Issuance of common stock for cash	-	1,000	45,500
Net cash provided by financing activities	2,000	1,000	47,500

Net increase (decrease) in cash	(34,259)	837	1,039

Cash and cash equivalents at beginning of period	35,298	11,973	-
Cash and cash equivalents at end of period	$1,039	$12,810	$1,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

TYCORE VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through January 31, 2010 (Unaudited)

1.  NATURE OF OPERATIONS

Tycore Ventures Inc. (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Tycore Ventures Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form S-1, have been omitted.

Subsequent events have been evaluated through the dates the statements were issued.

These financial statements have been prepared on an on going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2.  RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees.  A total of $6,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period ended January 31, 2010.

During the three months ended, a director of the Company loaned the Company $2,000. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Tycore Ventures Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2009 audited financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Tycore Ventures Inc. (“Company”) was incorporated in the State of Nevada on September 25, 2007 and established a fiscal year end of July 31.  It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing from our Form S-1 registration statement filed with the SEC and effective on December 11, 2009 (the “Form S-1 Registration Statement”) and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to January 31, 2010, we have raised a total of $45,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

PLAN OF OPERATION

Our plan of operation for the twelve months following this quarter is to complete the first and second phases of the three phased exploration program on our claim.  In addition to the $19,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $15,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1: Localized soil surveys, trenching and sampling over known and indicated mineralized zones.

Phase 2: VLF-EM and magnetometer surveys.

Phase 3: Positive areas will need to be diamond drill tested. The amount of drilling will depend on the success of phases 1 and 2.

BUDGET

$
Phase 1	7,000
Phase 2	12,000
Phase 3	75,000
Total	94,000

We plan to commence Phase 1 of the exploration program on the claim in late 2010. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2010.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three and Six-Month Periods Ended January 31, 2010

We recorded no revenues for the three and six months ended January 31, 2010.  From the period of September 25, 2007 (inception) to January 31, 2010, we recorded no revenues.

General and administrative expenses were $18,491 and management fees were $3,000 for the three months ending January 31, 2010.  General and administrative expenses were $35,922 and management fees were $6,000 for the six months ending January 31, 2010.   Operating expenses, consisting solely of general and administrative expenses in this second quarter of 2009-2010 consist primarily of filing fees, license and permits, share transfer fees, and accounting and legal fees.  From the period of September 25, 2007 (inception) to January 31, 2010, we incurred operating expenses of $66,930.

Liquidity and Capital Resources

At January 31, 2010, we had a cash balance of $1,039.  We do not have sufficient cash on hand to commence Phase 3 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2010.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-161868), as filed with the Securities and Exchange Commission on September 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCORE VENTURES INC.
(Name of Registrant)

Date: March 16, 2009	By:	/s/ Bob Hart
Name: Bob Hart
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-161868), as filed with the Securities and Exchange Commission on September 11, 2009.