Form 10-Q
period 2010-04-30
Tycore Ventures Inc
filed 2010-06-14
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2010, there were 6,860,000 shares of common stock, $0.001 par value per share, outstanding,

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

TYCORE VENTURES INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2010

INDEX

Index		Page

Part I.	Financial Information

	Item 1. Financial Statements

	Balance Sheets as of April 30, 2010 (unaudited) and July 31, 2009.	4

	Statements of Operations for the three and nine months ended April 30, 2010 and 2009, and the period from September 25, 2007 (Inception) to April 30, 2010 (unaudited).	5

	Statements of Cash Flows for the nine months ended April 30, 2010 and 2009, and the period from September 25, 2007 (Inception) through April 30, 2010 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T. Controls and Procedures.	10

Part II.	Other Information

	Item 1. Legal Proceedings.	11

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3. Defaults Upon Senior Securities.	11

	Item 4. Submission of Matters to a Vote of Security Holders.	11

	Item 5. Other Information.	11

	Item 6. Exhibits.	11

Signatures		12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Tycore Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 72.8% control the Company’s two directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.
TYCORE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	April 30, 2010	July 31, 2009
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$334	$35,298
Total current assets	334	35,298

Other Assets
Mining Claim	7,000	7,000

TOTAL ASSETS	$7,334	$42,298

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Loan from Shareholder	$7,350	$-

TOTAL LIABILITIES	7,350	-

STOCKHOLDERS' EQUITY (DEFICIT)

75,000,000 common shares at par value of $0.001
authorized; 6,860,000 shares issued and outstanding at
April 30, 2010 and July 31, 2009, respectively	6,860	6,860
Additional paid-in capital	68,640	59,640
Deficit accumulated during exploration stage	(75,516)	(24,202)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16)	42,298

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$7,334	$42,298

See Notes to Financial Statements

TYCORE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					September 25, 2007
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010

Operating Costs

Exploration expenditures	$-	$-	$337	620	3,957
Management Fees	3,000	3,000	9,000	9,000	30,000
General & Administative	6,055	4	41,977	17	42,028

Total Operating Costs	9,055	3,004	51,314	9,637	75,985

Interest Income	-	-	-	469	469

Net Loss	$(9,055)	$(3,004)	$(51,314)	$(9,168)	(75,516)

Basic earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	6,860,000	6,560,000	6,860,000	6,552,381

See Notes to Financial Statements

TYCORE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			September 25, 2007
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	April 30, 2010	April 30, 2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,314)	$(9,168)	(75,516)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	9,000	9,000	30,000
Changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	(42,314)	(168)	(45,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(7,000)
Net cash provided by investing activities	-	-	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	7,350	-	7,350
Issuance of common stock for cash	-	1,000	45,500
Net cash provided by financing activities	7,350	1,000	52,850

Net increase in cash	(34,964)	832	334

Cash and cash equivalents at beginning of period	35,298	11,973	-
Cash and cash equivalents at end of period	$334	$12,805	$334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

TYCORE VENTURES INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) Period from September 25, 2007 (Inception) through April 30, 2010 (Unaudited)

1.  NATURE OF OPERATIONS

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

2.  RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees. A total of $9,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the nine month ended April 30, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed financial statements of Tycore Ventures Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2009 audited financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to April 30, 2010, we have raised a total of $45,500 from private offerings of our common stock.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase 2 of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in winter 2010/2011.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three and Nine-Month Periods Ended April 30, 2010

We recorded no revenues for the three and nine months ended April 30, 2010.  From the period of September 25, 2007 (inception) to April 30, 2010, we recorded no revenues.

General and administrative expenses were $6,055 and management fees were $3,000 for the three months ending April 30, 2010.  General and administrative expenses were $41,977 and management fees were $9,000 for the nine months ending April 30, 2010.   Operating expenses, consisting solely of general and administrative expenses in this third quarter of 2009-2010 consist primarily of filing fees, license and permits, share transfer fees, and accounting and legal fees.  From the period of September 25, 2007 (inception) to April 30, 2010, we incurred operating expenses of $75,985.

Liquidity and Capital Resources

At April 30, 2010, we had a cash balance of $334.  We do not have sufficient cash on hand to commence Phase 3 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2010.

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

TYCORE VENTURES INC. (Name of Registrant)

Date: June 14, 2010	By:	/s/ Bob Hart
Name: Bob Hart
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-161868), as filed with the Securities and Exchange Commission on September 11, 2009.