Form 10-Q
period 2010-10-31
Tycore Ventures Inc
filed 2010-12-09
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2010, there were 6,860,000 shares of common stock, $0.001 par value per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

TYCORE VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2010

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010.	4

		Statements of Operations for the three months ended October 31, 2010 and 2009, and the period from September 25, 2007 (Inception) to October 31, 2010 (unaudited).	5

		Statements of Cash Flows for the three months ended October 31, 2010 and 2009, and the period from September 25, 2007 (Inception) through October 31, 2010 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	10

Part II.	Other Information
	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	(Removed and Reserved).	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	11

Signatures			12

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

TYCORE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$601	$248
Total current assets	601	248

Other Assets
Mining claim	7,000	7,000

TOTAL ASSETS	$7,601	$7,248

LIABILITIES & STOCKHOLDERS' (DEFICIT)

Liabilities
Accounts payable	$-	$5,369
Loan from shareholder	16,250	7,350

TOTAL LIABILITIES	16,250	12,719

STOCKHOLDERS' (DEFICIT)

75,000,000 common shares at par value of $0.001 authorized; 6,860,000 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	6,860	6,860
Additional paid-in capital	74,640	71,640
Deficit accumulated during exploration stage	(90,149)	(83,971)
TOTAL STOCKHOLDERS' (DEFICIT)	(8,649)	(5,471)

TOTAL LIABILITITES & STOCKHOLDERS' (DEFICIT)	$7,601	$7,248

See Notes to Financial Statements

TYCORE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			September 25, 2007
			(Inception)
	Three Months Ending	Three Months Ending	Through
	October 31, 2010	October 31, 2009	October 31, 2010

Operating Costs

Exploration expenditures	$-	$337	$3,957
Management Fees	3,000	3,000	36,000
General & Administative	3,178	17,432	50,661

Total Operating Costs	6,178	20,769	90,618

Interest Income	-	-	469

Net Loss	$(6,178)	$(20,769)	$(90,149)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,860,000	6,860,000

See Notes to Financial Statements

TYCORE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			September 25, 2007
			(Inception)
	Three Months Ending	Three Months Ending	Through
	October 31, 2010	October 31, 2009	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,178)	$(20,769)	(90,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated services	3,000	3,000	36,000

Changes in operating assets and liabilities:
Accounts payable	(5,369)	-	-
Net cash provided by (used in) operating activities	(8,547)	(17,769)	(54,149)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(7,000)
Net cash used in investing activities	-	-	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	8,900	-	16,250
Issuance of common stock for cash	-	-	45,500
Net cash provided by financing activities	8,900	-	61,750

Net change in cash	353	(17,769)	601

Cash and cash equivalents at beginning of period	248	35,298	-
Cash and cash equivalents at end of period	$601	$17,529	$601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

TYCORE VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
Period from September 25, 2007 (Inception) through October 31, 2010 (Unaudited)

1. NATURE OF OPERATIONS

Tycore Ventures Inc. (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Tycore Ventures Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-k.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010, as reported in the Form 10-k, have been omitted.

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

2. RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees. A total of $3,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period ended October 31, 2010.

Through October 31, 2010, the President of the Company has loaned $16,250 in cash to assist the Company in covering their expenses.  The loan carries an 8% interest which through, October 31, 2010, amounts to $1,250.  This amount has been booked to general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Tycore Ventures Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2010 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the SEC on October 27, 2010.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Tycore Ventures Inc. (“Company”) was incorporated in the State of Nevada on September 25, 2007 and established a fiscal year end of July 31.  It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the prospective private financing described in our Plan of Operation, below, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to October 31, 2010, we have raised a total of $45,500 from private offerings of our common stock.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first and second phases of the three-phased exploration program on our claim.  In addition to the $19,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $35,000.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1: Localized soil surveys, trenching and sampling over known and indicated mineralized zones.

Phase 2: VLF-EM and magnetometer surveys.

Phase 3: Positive areas will need to be diamond drill tested. The amount of drilling will depend on the success of phase 1 and 2.

BUDGET

$
Phase 1	7,000
Phase 2	12,000
Phase 3	75,000
Total	94,000

We plan to commence Phase 1 of the exploration program on the claim in spring 2011. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2011.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three -Month Periods Ended October 31, 2010 and 2009

We recorded no revenues for the three month periods ended October 31, 2010 and 2009.  From the period of September 25, 2007 (inception) to October 31, 2010, we recorded no revenues.

General and administrative expenses were $3,178 and management fees were $3,000 for the three months ended October 31, 2010, as compared to administrative expenses of $17,432 and management fees of $3,000 for the three months ended October 31, 2009.    Operating expenses, consisting solely of general and administrative expenses in this first quarter of 2010, consist primarily of filing fees, and accounting and legal fees.  From the period of September 25, 2007 (inception) to October 31, 2010, we incurred operating expenses of 90,618.

Liquidity and Capital Resources

At October 31, 2010, we had a cash balance of $601.  We do not have sufficient cash on hand to commence Phase 3 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2010.

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

ITEM 4.  (REMOVED AND RESERVED).

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

TYCORE VENTURES INC.
(Name of Registrant)

Date: December 9, 2010	By:	/s/ Bob Hart
Name: Bob Hart
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-161868), as filed with the Securities and Exchange Commission on September 11, 2009.