Form 10-Q
period 2011-01-31
Tycore Ventures Inc
filed 2011-03-15
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-161868

HONDO MINERALS CORPORATION.
(Name of small business issuer in its charter)

formerly Tycore Ventures, Inc.

Nevada	26-1240056
(State of incorporation)	(I.R.S. Employer Identification No.)

10575 North 114th Street, Suite 103
Scottsdale, AZ 85259
 (Address of principal executive offices)

(480) 334-7758
(Registrant’s telephone number)

with a copy to:
Carrillo, Huettel & Zouvas, LLP
3033 Fifth Ave. Suite 400
San Diego, CA 92103
Telephone (619) 546-6100
Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes      ☐No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes   ☒No

As of January 31, 2011, there were 6,860,000 shares of the registrant’s $ 0.001 par value common stock issued and outstanding.

Page - 1

HONDO MINERALS CORPORATION *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hondo Minerals Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “HMNC”, “we”, “us” and “our” are references to Hondo Minerals Corporation.

Page - 2

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Page - 3

HONDO MINERALS CORPORATION formerly Tycore Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	January 31,	July 31,
	2011	2010
Assets	(unaudited)
Current Assets:
Cash	$270	$248
Total Current Assets	270	248

Other Assets
Land and mining properties	7,000	7,000

Total Assets	$7,270	$7,248

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$-	$5,369
Loan from shareholder	-	7,350
Total Liabilities	-	12,719

Shareholders' Equity (Deficit):
Common stock, $.001 par value, 75,000,000 shares authorized
6,860,000 issued and outstanding at January 31, 2011 and
July 31, 2010, respectively	6,860	6,860
Additional paid in capital	74,640	71,640
Deficit accumulated during exploration stage	(74,230)	(83,971)
Total Shareholders' Equity (Deficit)	7,270	(5,471)

Total Liabilities and Shareholders' Equity (Deficit)	$7,270	$7,248

See accompanying notes

HONDO MINERALS CORPORATION formerly Tycore Ventures, Inc.
(An Exploration Stage Company)
Statement of Operations (Unaudited)

					September 25, 2007
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	January 31,2011	January 31, 2010	January 31,2011	January 31,2010	January 31,2011

Operating Costs:
Eploration expenditures	$-	$-	$-	$337	$3,957
Management fees	-	3,000	3,000	6,000	36,000
Corporate general and administrative	11	18,491	3,189	35,922	50,672

Total Operating Costs	11	21,491	6,189	42,259	90,629

Other Income:
Interest income	-	-	-	-	469
Forgiveness of debt-shareholder	15,930	-	15,930	-	15,930

Net Income (Loss)	$15,919	$(21,491)	$9,741	$(42,259)	$(74,230)

Basic earnings per share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares outstanding	6,860,000	6,860,000	6,860,000	6,860,000

See accompanying notes

HONDO MINERALS CORPORATION formerly Tycore Ventures, Inc.
(An Exploration Stage Company) Statements of Cash Flows (Unaudited)

			September 25, 2007
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	January 31,2011	January 31,2010	January 31,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$9,741	$(42,259)	$(74,230)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Forgivness of debt by shareholder	(15,930)	-	(15,930)
Donated services	3,000	6,000	36,000
Changes in operating assets and liabilities:
Accounts payable	(5,369)	-	-
Net cash used in operating activities	(8,558)	(36,259)	(54,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(7,000)
Net cash used in investing activities	-	-	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	19,400	2,000	26,750
Payments on shareholder loans	(10,820)	-	(10,820)
Issuance of common stock for cash	-	-	45,500
Net cash provided by financing activities	8,580	2,000	61,430

Net increase (decrease) in cash	22	(34,259)	270

Cash and cash equivalents at beginning of period	248	35,298	-
Cash and cash equivalents at end of period	$270	$1,039	$270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See accompanying notes

Hondo Minerals Corporation
formerly Tycore Ventures, Inc.
Notes to Financial Statements
January 31, 2011
(Unaudited)
Note 1 – Nature of Operations

Tycore Ventures Inc . (“The Company”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  The Company is in the exploration stage with no revenues and limited operating history.

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

These financial statements have been prepared on an ongoing concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Note 2 – Related Party

The President of the Company provided management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees. A total of $3,000 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the period ended January 31, 2011.

Through January 31, 2011, the President of the Company  loaned $26,750 in cash to assist the Company in covering their expenses.  During the three months ended January 31, 2011 the Company paid the President of the company $10,820 in payments on this loan leaving a balance of $15,930. On January20, 2011, the President of the company forgave the balance of the note owed to him. This forgiveness of debt was recorded in the Statement of Operations as Other Income.

Hondo Minerals Corporation
formerly Tycore Ventures, Inc.
Notes to Financial Statements
January 31, 2011
(Unaudited)

Note 3 – Subsequent Events

In May 2009, the Financial Accounting Standards Board issued Accounting Standards Codification, “Subsequent Events” (“ASC 855.10”). ASC 855.10 establishes general standards of accounting for and disclosure of events after the balance sheet date but before the financial statements are issued or are available to be issued. Accordingly, the Company evaluated subsequent events through March 15, 2011, the date the financial statements were issued.

The following is a summary of a significant event affecting the Company subsequent to January 31, 2010:

On February 8, 2011, Tycore Ventures, Inc., (“Tycore”) a Nevada corporation, closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”) with Hondo Minerals, Inc., a Nevada corporation (“Hondo”) and the shareholders of Hondo (the “Hondo Shareholders”), whereby Tycore acquired 100% of the outstanding shares of common stock of Hondo (the “Hondo Stock”) from Hondo Shareholders.  In exchange for the Hondo Stock, Tycore issued 22,289,390 shares of its common stock to the Hondo Shareholders.  As a result of closing the transaction, Hondo Shareholders now hold approximately 76% of Tycore’s issued and outstanding common stock.

Effective March 8, 2011, Tycore Ventures Inc. changed it’s name to Hondo Minerals Corporation and increased it’s authorized shares of common stock from 75,000,000 to 200,000,000. Also on that date, the Company authorized a 5:1 stock dividend whereby for every one old share of common stock was exchanged for 5 new shares of the Company’s common stock. As a result, the issued and outstanding shares of common stock increased from 6,860,000 to 34,300,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

We anticipate that we will generate revenues in the second half of 2011.

Three and Six-Month Periods Ended January 31, 2011

We recorded no revenues for the three and six months ended January 31, 2011.  From the period of September 25, 2007 (inception) to January 31, 2011, we recorded no revenues.

           We had minimal General and administrative expenses for the three months ended January 31, 2011. General and administrative expenses were $18,491 and management fees were $3,000 for the three months ending January 31, 2010.  General and Administrative expenses were $3,189 and management fees were $3,000 for the six months ending January 31, 2011. General and administrative expenses were $35,922 and management fees were $6,000 for the six months ending January 31, 2010.   Operating expenses, consisting solely of general and administrative expenses in this second quarter  consist primarily of filing fees, license and permits, share transfer fees, and accounting and legal fees.

The following table provides selected financial data about our company for the period ended January 31, 2011 and July 31, 2010.

Balance Sheet Data	January 31, 2011	July 31, 2010
Cash and Cash Equivalents	$270	$248
Total Assets	$7,270	$7,248
Total Liabilities	$-0-	$12,719
Shareholder’s Equity (Deficit)	$7,270	$(5,471)

Liquidity and Capital Resources

Until we start generating sufficient cash flow from gold production, we are dependent on our working capital and funding from external sources.  Based on our planned expenditures, we require additional funds of approximately $2,000,000 to proceed with our business plan over the next 12 months.

We intend to raise the balance of our cash requirements for the next 12 months (approximately $2,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer).  If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans.  At this time, our Company does not have a commitment from any broker/dealer to provide financing.  There is no assurance that any financing will be available or if available, on terms that will be acceptable.

Our cash balance at January 31, 2011 was $270 with $0 outstanding liabilities.

Page - 9

Going Concern

These financial statements have been prepared on an ongoing concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 1 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

Page - 10

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

Page - 11

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

On March 7, 2011, FINRA approved the dividend and the name change, and the Registrant's common stock began trading under the symbol "HMNCD." The dividend shares are payable upon surrender of certificates of Tycore Ventures Inc. to the Company’s transfer agent.

        After 20 business days, the "D" (appended to the symbol to reflect the dividend) will be dropped and the symbol will be "HMNC."

On March 14, 2011 16,800,000 shares were cancelled by certain shareholders based on the share exchange agreement entered into on February 8th, 2011.

On February 8, 2011, Tycore Ventures, Inc., a Nevada corporation closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”) with Hondo Minerals, Inc., a Nevada corporation (“Hondo”) and the shareholders of Hondo (the “Hondo Shareholders”), whereby the Company acquired 100% of the outstanding shares of common stock of Hondo (the “Hondo Stock”) from Hondo Shareholders.  In exchange for the Hondo Stock, the Company issued 22,289,390 shares of its common stock to the Hondo Shareholders.  As a result of closing the transaction, Hondo Shareholders now hold approximately 76% of the Company’s issued and outstanding common stock.

Accordingly, we are now conducting our business through our wholly owned subsidiary, Hondo Minerals, Inc.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Page - 12

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the January 31, 2011, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Please refer to our Annual Report on Form 10-K as filed with the SEC on October 27, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on October 27, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting

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

Page - 13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2011, the Company and its controlling shareholders entered into the Share Exchange Agreement with Hondo and Hondo Shareholders.  Upon the closing of the share exchange, each of the Hondo shareholders exchanged their respective shares of Hondo for shares of the Company's capital stock.  As a result, 22,289,390 shares of the Company’s common stock were issued to Hondo shareholders and Hondo became a wholly-owned subsidiary of the Company.

The shares of the Company's capital stock issued to Hondo Shareholders in connection with the share exchange were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.  These securities may not be offered or sold absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares contain a legend stating the same.

As of the date of the Share Exchange Agreement, there were no material relationships between the Company and Hondo or between the Company and any of Hondo’s respective affiliates, directors, or officers, or any associates of its respective officers or directors, other than in respect of the Share Exchange Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.*	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011	Incorporated by reference as Exhibit to the Form 8-K filed on March 8, 2011.
3.2	Bylaws *	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.

10.1	Share Exchange Agreement between Tycore Venture, Inc., Hondo Minerals, Inc. and the Hondo Minerals, Inc. Shareholders.**	Filed with the SEC on February 9, 2011 as part of our Current Report on Form 8-K.
21.1	List of Subsidiaries**	Filed with the SEC on February 9, 2011 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-161868), as filed with the Securities and Exchange Commission on September 11, 2009.
**Filed as an Exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 9, 2011.

Page - 14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION.

Date: March 15, 2011	By:	/s/William R. Miertschin
Name: William R. Miertschin
Title: President and Chief Executive Officer

Page - 15