Form 10-Q
period 2011-04-30
Hondo Minerals Corp
filed 2011-06-21
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-161868

HONDO MINERALS CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State of incorporation)	(I.R.S. Employer Identification No.)

10575 North 114th Street, Suite 103
Scottsdale, Arizona 85259
(Address of principal executive offices)

(480) 344-7758
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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                                                                                    Accelerated Filer  ☐

Non-Accelerated Filer   ☐                                                                        Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

As of June 20, 2011, there were 51,577,390 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HONDO MINERALS CORPORATION*

TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	Page

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "HMNC" refers to Hondo Minerals Corporation.

PART I - FINANCIAL INFORMATION

Hondo Minerals Corporation
(Formerly Tycore Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	July 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,272,895	$10,637
Receivables	-	4,200

Current Assets	1,272,895	14,837

Properties, Equipment, and Buildings:
Equipment	292,488	5,275
Buildings	675,670	6,258
Vehicles	56,633	-
Land and mining properties, net of $920,000 allowance for
impairment	2,132,862	1,916,475

Net Properties, Equipment, and Buildings	3,157,653	1,928,008

Other Assets	100	100

Total Assets	$4,430,648	$1,942,945

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$20,000	$83,023

Total Current Liabilities	20,000	83,023

Long-Term Liabilities:
Notes payable	143,307	-

Total Liabilities	163,307	83,023

Shareholders' Equity:
Common stock, $.001 par value, 200,000,000 shares authorized
40,241,888 and 28,509,140 issued and outstanding at April 30, 2011
and July 31,2010, respectively	40,242	28,509
Additional paid in capital	6,946,815	3,454,561
Treasury stock, at cost	(12,921)	(12,921)
Retained (deficit)	(2,321,795)	(1,610,227)
	4,652,341	1,859,922
Less common stock subscriptions receivable	(385,000)	-

Total Shareholders' Equity	4,267,341	1,859,922

Total Liabilities and Shareholders' Equity	$4,430,648	$1,942,945

The accompanying notes are an integral part of these statements

Hondo Minerals Corporation
(Formerly Tycore Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30,2011	April 30,2010	April 30,2011	April 30,2010

Revenue:
Mineral sales	$-	$-	$-	$-

Operating Expenses
Officer and Director Fees	270,900	3,300	387,800	4,600
Property Costs	(13,381)	9,375	15,431	10,282
Filing and Claims Fees	3,339	210	5,934	6,143
Professional Fees	192,917	148	204,626	1,318
Impairment of mining properties	-	-	-	-
Corporate general and administrative	(61,010)	30,242	86,845	102,725

Loss from Operations	(392,765)	(43,275)	(700,636)	(125,068)

Other Income (Expense)
Interest expense	-	(1,500)	(26,862)	(6,818)
Other income	15,930	-	15,930	-

Net (Loss)	$(376,835)	$(44,775)	$(711,568)	$(131,886)

(Loss) per share:
Basic and fully diluted:
Weighted average number of shares outstanding	31,442,327	28,509,140	29,682,415	28,509,140
(Loss) per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these statements

Hondo Minerals Corporation
(Formerly Tycore Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Nine Months	Nine Months
	Ended	Ended
	April 30,2011	April 30,2010
Cash flows from operating activities:
Net (loss)	$(711,568)	$(131,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	31,275	80,743
Common stock issued for officers and directors fees	116,900	-
Common stock issued for interest	26,862	-
Common stock issued for payment of accounts payable	395,250	-
Changes in current assets and liabilities
Accounts Receivable	4,200	(4,200)
Accounts Payable	(63,023)	26,480

Net cash (used) in operating activities	(200,104)	(28,863)

Cash flows from investing activities:
Purchase of property, equipment and buildings	(1,167,145)	(1,620)
		-

Net cash (used) in investing activities:	(1,167,145)	(1,620)

Cash flows from financing activities
Notes payable proceeds	143,307	-
Sale of common stock	2,486,200	-

Net cash provided by financing activities	2,629,507	-

Net increase (decrease) in cash and cash equivalents	1,262,258	(30,483)
Cash and cash equivalents, beginning of year	10,637	36,293

Cash and cash equivalents, end of the period	$1,272,895	$5,810

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$6,818
Income Taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for equipment	$62,500	$-
Acquisition of equipment	(62,500)	-

	$-	$-

The accompanying notes are an integral part of these statements

Hondo Minerals Corporation
(formerly Tycore Ventures Inc.)
Notes to Financial Statements
April 30, 2011
Unaudited

Note 1 – Nature of Operations

Tycore Ventures Inc. (“Tycore”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties. On February 22, 2011, Tycore changed its name to Hondo Minerals Corporation (the “Company”).

On February 8, 2011, the two controlling shareholders of Tycore and Hondo Minerals, Inc. (“Hondo”) entered into an agreement to merge the two companies into a single entity.  By agreement, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of Hondo.  The two controlling shareholders owned the following percentages of each company:

Company                                                      Ownership Percentage
Tycore Ventures Inc.                                                                           71.4%
Hondo Minerals, Inc.                                                                           58.0%

Due to the common control, the historical basis of accounting of each company was maintained and the accompanying financial statements and historical accounting information represents combined amounts.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010, as reported in the Form 10-K, have been omitted.

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

Note 2 – Equity Transactions

On February 22, 2011 the Company increased its authorized shares of common stock from 75,000,000 to 200,000,000.  The par value remained the same at $.001.

During the month of April 2011, the Company sold 938,000 shares of its common stock at $.40 per share and 4,020,000 units at $.50 per unit for net proceeds of approximately $2,385,000.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

Hondo Minerals Corporation
(formerly Tycore Ventures Inc.)
Notes to Financial Statements
April 30, 2011
Unaudited

Note 3 – Subsequent Events

On April 28, 2011, the Company entered into a Used Equipment Sales Agreement (the “Agreement”) with 4SIBS Investment, LLC, a Nevada limited liability company (“4SIBS”), pursuant to which the Company shall purchase used equipment from 4SIBS for an aggregate purchase price of two million four hundred thousand dollars ($2,400,000)(the “Purchase Price”).  The Purchase Price shall be paid to 4SIBS in three payments as follows: (1) a first payment of five hundred thousand dollars ($500,000) shall be paid within 24 hours after execution of the Agreement, (2) a second payment of nine hundred thousand dollars ($900,000) shall be paid on or before June 10, 2011, and (3) a third and final payment of one million dollars ($1,000,000) shall be paid on or before July 12, 2011.  The Agreement subsequently closed on May 4, 2011, after the Company made the first payment of five hundred thousand dollars ($500,000) to 4SIBS.  On June 10, 2011 we paid the remaining $1,900,000 balance of the $2,400,000 purchase of additional processing equipment.

On May 2, 2011, the Company entered into a Provisional Patent Sub-License Agreement (the “Patent Agreement”) with Edward E. Alexander (“Mr. Alexander”), representing the provisional patent holders of the E-Leach process, pursuant to which Mr. Alexander shall grant to the Company a sub-license of the Provisional Patent Application Serial Number 61/455,568 (the “sub-license”), for exclusive use in the mining and mineral recovery industries in Mohave County, Arizona.  In exchange for the sub-license, the Company shall grant to Mr. Alexander a one-time issuance of one million (1,000,000) shares of its common stock and royalty fees to be determined on a project-by-project basis, substantially per the terms of the Patent Agreement.

On June 14, 2011, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with ICR, LLC, a Connecticut limited liability company (“ICR”), pursuant to which ICR shall provide investor relations consulting services to the Company commencing on June 15, 2011 and terminating on July 1, 2012 (the “Term”).  In exchange for providing these services, the Company shall pay ICR: (a) a retainer of ten thousand dollars ($10,000) to be held during the Term; (b) five thousand dollars ($5,000) per month; and (c) a fee of one hundred thousand dollars ($100,000), in the event that the Company consummates an offering, private placement of common stock or other transaction in which the Company raises more than two million dollars ($2,000,000) from a financing source that ICR has identified.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	M
	April 30, 2011	April 30, 2010
Current Assets	$1,272,895	$14,837
Current Liabilities	$20,000	$83,023
Working Capital (Deficit)	$1,252,895	$(68,186)

Cash Flows

	April 30, 2011	April 30, 2010
Cash Flows from (used in) Operating Activities	$ (200,104)	$(28,863)
Cash Flows Used In Investing Activities	$(1,167,145)	$ (1,620)
Cash Flows from (provided by) Financing Activities	$2,629,507	$ 0
Net Increase (decrease) in Cash During Period	$1,262,258	$(30,483)

Operating Revenues

We recorded no revenues for the three and nine months ended April 30, 2011.  From the period of September 25, 2007 (inception) to April 30, 2011, we recorded no revenues.

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2011 was $392,765 and is comprised of officer and director fees, filing and claims fees and professional fees. Operating expenses for the three month period ended April 30, 2010 were $43,275 and comprised of corporate general and administrative, property costs and officer and director fees.

Operating expenses for the nine month period ended April 30, 2011 was $700,636 and is comprised of officer and director fees, filing and claims fees, property costs, corporate general and administrative and professional fees. Operating expenses for the three month period ended April 30, 2010 were $125,068 and is comprised of corporate general and administrative, property costs and officer and director fees.

Net loss for the three month period ended April 30, 2011 was $376,835 compared to net loss of $44,775 for the three month period ended April 30, 2010.  Net loss for the nine month period ended April 30, 2011 was $711,568 compared to net loss of $131,886 for the nine month period ended April 30, 2010

Liquidity and Capital Resources

At April 30, 2011, the Company’s cash balance was $1,272,895 compared to $10,637 as at April 30, 2010. The increase in cash is attributed to the sale of common stock.  We do have sufficient cash on hand to commence initial production and to fund our ongoing operational expenses beyond 12 months.

We may need to raise funds in the future to fund possible acquisitions or further production. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise additional funding from the sale of our common stock.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Cashflow from Operating Activities

During the period ended April 30, 2011, the Company used $200,104 of cash for operating activities compared to the use of $28,863 of cash for operating activities during the period ended April 30, 2010.

Cashflow from Financing Activities

During the period ended April 30, 2011, the Company received $2,629,507 of cash from financing activities compared to $0 for the period ended April 30, 2010.  The change in cash flows from financing activities is attributed to sale of common stock and notes payable proceeds.

Quarterly Developments

None.

Subsequent Developments

On May 2, 2011, the Company entered into a Provisional Patent Sub-License Agreement (the “Patent Agreement”) with Edward E. Alexander (“Mr. Alexander”), representing the provisional patent holders of the E-Leach process, pursuant to which Mr. Alexander shall grant to the Company a sub-license of the Provisional Patent Application Serial Number 61/455,568 (the “sub-license”), for exclusive use in the mining and mineral recovery industries in Mohave County, Arizona.  In exchange for the sub-license, the Company shall grant to Mr. Alexander a one-time issuance of one million (1,000,000) shares of its common stock and royalty fees to be determined on a project-by-project basis, substantially per the terms of the Patent Agreement.  A copy of the Patent Agreement is filed as Exhibit 10.04 hereto and is incorporated herein by this reference.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

On May 25, 2011, John Theodore Anderson (“Plaintiff”) filed a Complaint against the Company in the United States District Court, District of Nevada.  The Plaintiff is alleging a breach of contract and is seeking money damages against the Company.  The Company believes that this lawsuit has no merit and is currently seeking to have it dismissed by the Court.  The Company will continue to take all necessary defensive measures to have the case dismissed as soon as possible.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                                RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, the Company sold 938,000 shares of its common stock at $.40 per share and 4,020,000 units at $.50 per unit for net proceeds of approximately $2,385,000.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

2.            Subsequent Issuances:

None.

 ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

On March 7, 2011, the Financial Industry Regulatory Authority (FINRA), approved and processed the Company's name change, and the Company’s common stock was issued the new trading symbol of "HMNCD" to reflect this name change.

On March 23, 2011, the Editorial Board of Standard and Poor's ("S&P"), approved the Company for their Corporation Records Market Access Program. S&P’s Corporation Records is considered the premier source for information on U.S. and international public companies by investors and compliance professionals. As part of the approval, the Company’s corporate profile has recently been published in the Daily News Section of S&P's Corporation Records, a securities manual for secondary trading in 38 States under the Blue Sky Laws.

On April 8, 2011, we completed the superstructure of our processing facility at the Tennessee Mine. With the completion of the superstructure, the Company is now entering the final phase of the construction process of the metal building that will house the processing and extraction equipment. The Company has begun finishing the interior construction which will allow for the installation and placement of the processing equipment

On April 27, 2011, we began installing equipment that will use a newly developed technology for the abstraction of minerals at the Tennessee Mine. E-Leach, a patent pending technology that creates a leaching process without the use of hazardous chemicals, such as cyanide, has become the technology of choice for the Company’s Tennessee Mine processing facility.

On May 4, 2011, we found a surface vein that runs along the Tennessee and Schuylkill properties. The preliminary measurement showed that the vein is anywhere between 10 and 28 feet wide and runs approximately a half of a mile long. Based on the on the new discovery, the Company has taken samples and is awaiting the test results.  The Company is currently in the process of completing the Mining Safety and Health Administration (MSHA) training, inspection and site review at the Tennessee Mine. The full mineral extraction process onsite will begin immediately following the MSHA regulatory and safety training certification.

On June 14, 2011, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with ICR, LLC, a Connecticut limited liability company (“ICR”), pursuant to which ICR shall provide investor relations consulting services to the Company commencing on June 15, 2011 and terminating on July 1, 2012 (the “Term”).  In exchange for providing these services, the Company shall pay ICR: (a) a retainer of ten thousand dollars ($10,000) to be held during the Term; (b) five thousand dollars ($5,000) per month; and (c) a fee of one hundred thousand dollars ($100,000), in the event that the Company consummates an offering, private placement of common stock or other transaction in which the Company raises more than two million dollars ($2,000,000) from a financing source that ICR has identified.  A copy of the Consulting Agreement is filed as Exhibit 10.06 hereto and is incorporated herein by this reference.

ITEM 6.                      EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on September 11, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on March 8, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on September 11, 2009 as part of our Registration Statement on Form S-1.
3.02(a)	Amended Bylaws	Filed with the SEC on March 8, 2011 as part of our Current Report on Form 8-K.
10.01	Form of Subscription Agreement	Filed with the SEC on September 11, 2009 as part of our Registration Statement on Form S-1.
10.02	Letter Agreement between Tycore Ventures, Inc. and Bob Hart dated November 19, 2009	Filed with the SEC on November 23, 2009 as part of our Amended Registration Statement on Form S-1/A.
10.03	Share Exchange Agreement between Tycore Ventures, Inc. and Hondo Minerals, Inc. dated February 8, 2011	Filed with the SEC on February 9, 2011 as part of our Current Report on Form 8-K.
10.04	Provisional Patent Sub-License Agreement between the Company and Edward E. Alexander dated May 2, 2011	Filed herewith.
10.05	Used Equipment Sales Agreement between the Company and 4SIBS Investment, LLC dated May 4, 2011	Filed with the SEC on May 9, 2011 as part of our Current Report on Form 8-K.
10.06	Consulting Agreement with ICR, LLC dated June 14, 2011	Filed herewith.
16.01	Letter from Former Accountant LBB & Associates Ltd., LLP dated March 2, 2011	Filed with the SEC on March 3, 2011 as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on February 9, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated:  June 20, 2011                                                                                     /s/ William R. Miertschin
By: William R. Miertschin
Its: President, CEO and CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  June 20, 2011                                                                                     /s/  William R. Miertschin
By:  William R. Miertschin
Its: Director

Dated:  June 20, 2011                                                                                     /s/  J.C. “Skip” Headen
By:  J.C. “Skip” Headen
Its: Director

Dated:  June 20, 2011                                                                                     /s/  Ben Botello
By:  Ben Botello
Its: Director

Dated:  June 20, 2011                                                                                     /s/  Howard Siegel
By:  Howard Siegel
Its: Director