Form 10-K/A
period 2011-07-31
Hondo Minerals Corp
filed 2011-11-03
CIK 1471136

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

Explanatory Note to Amendment

This Amendment to the Annual Report on Form 10-K (“Form 10-K”) amends our Annual Report on Form 10-K for the year ended July 31,  2011 which was filed with the Securities and Exchange Commission (“SEC”) on October 31, 2011 .  This form 10-K/A is being filed to include Exhibits 31.01 CEO Certification, 31.02 CFO Certification, 32.01-906 Certification and 32.02-906 Certification. That were inadvertently left out due to electronic error.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*	Filed
3.2	Bylaws*	Filed
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14	Included
31.2	Certification of Principal Financial Officer pursuant to Rule 13A-14	Included
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
*Articles of Incorporation Filed with the SEC on September 11, 2009 as part of our Registration Statement on Form S-1.
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