Form 10-Q
period 2011-10-31
Hondo Minerals Corp
filed 2011-12-09
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-161868

HONDO MINERALS CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State of incorporation)	(I.R.S. Employer Identification No.)

15303 N. Dallas Parkway, Suite 1050
Addison, Texas 75001
(Address of principal executive offices)

(214) 444-7444
(Registrant’s telephone number)

with a copy to:
Zouvas Law Group, P.C.
2368 Second Avenue
San Diego, CA 92101
Telephone (619) 688-1116
Facsimile (619) 688-1716

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

As of October 31, 2011, there were 59,835,390 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

HONDO MINERALS CORPORATION
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2011 AND JULY 31 2011 (Unaudited)
	October 31,	July 31,
	2011	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,834,607	$2,052,048
Other current assets	39,590	59,386

Total Current Assets	1,874,197	2,111,434

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	168,500	56,428
Mining equipment	5,079,825	4,129,601
Plant and buildings	2,340,819	1,539,387
Land and mineral properties, net of $920,000 allowance for
impairment	2,541,981	2,278,513

Total Properties, Equipment, and Buildings	10,198,308	8,071,112

Other Assets	9,994	100

TOTAL ASSETS	$12,082,499	$10,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$382,325	$293,066
Accounts payable - related parties	-	15,259

Total Current Liabilities	382,325	308,325

Shareholders' Equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized
62,425,190 and 57,711,390 shares issued and outstanding at
October 31, 2011 and July 31, 2011, respectively	62,425	57,711
Additional paid-in capital	15,573,032	13,220,847
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(3,922,362)	(3,391,316)

Total Shareholders' Equity	11,700,174	9,874,321

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,082,499	$10,182,646

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED OCTOBER 31, 2011 and 2010
(Unaudited)

	2011	2010

Operating Expenses
Officers' and directors' fees	$223,950	$62,800
Professional fees	116,210	1,500
Corporate general and administrative	190,886	106,989

Loss from Operations	(531,046)	(171,289)

Other Income (Expense)
Other income	-	16,250
Interest expense	-	(16,500)

Net (Loss)	$(531,046)	$(171,539)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	59,940,840	30,574,578
(Loss) per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED OCTOBER 31, 2011 and 2010
(Unaudited)
	2011	2010

Cash flows from operating activities:
Net (loss)	$(531,046)	$(171,539)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Common stock issued for services	60,300	30,376
Common stock issued for officers' and directors' fees	223,950	62,800
Common stock issued for interest-related party	-	16,500
Donated management services	-	3,000
Changes in current assets and liabilities:
Accounts receivable	-	(8,500)
Other current assets	19,796	-
Accounts payable	89,258	-
Accounts payable - related parties	(15,259)	(17,219)

Net cash (used) in operating activities	(153,001)	(84,582)

Cash flows from investing activities:
Purchase of vehicles	-	(7,500)
Purchase of office equipment	(112,072)	(1,434)
Purchase of mining equipment	(950,224)	(11,200)
Purchase of buildings	(703,482)	(12,700)
Purchase of land and mining properties	(263,468)	(183,342)
Deposit on office space	(9,894)	-

Net cash (used) in investing activities	(2,039,140)	(216,176)

Cash flows from financing activities
Proceeds from shareholder loans	-	318,650
Sale of common stock	1,974,700	-

Net cash provided by financing activities	1,974,700	318,650

Net (decrease) increase in cash and cash equivalents	(217,441)	17,892
Cash and cash equivalents, beginning of year	2,052,048	10,638

Cash and cash equivalents, end of year	$1,834,607	$28,530

The accompanying notes are an integral part of these financial statements

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED OCTOBER 31, 2011 and 2010
(Unaudited)
(Continued)

	2011	2010
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for mining equipment	$-	$40,000
Common stock issued for buildings	97,950	-
Acquisition of mining equipment	-	(40,000)
Acquisition of buildings	(97,950)	-
Common stock issued for payment of short-term
loans--related party	-	330,000
Payment of short-term loans--related party	-	(330,000)
	$-	$-

The accompanying notes are an integral part of these financial statements

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
October 31, 2011
(Unaudited)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim period is not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended July 31, 2011, as reported in the Form 10-K, have been omitted.

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

During the quarter ended October 31, 2011, the Company sold 3,949,400 shares of its common stock at $.50 per unit for net proceeds of approximately $1,974,700.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

As has been the Company’s custom, shares of the Company’s common stock were issued for the officers’ and directors’ fees, miscellaneous services, and acquisition of mining equipment and buildings.  During the quarter ended October 31, 2011, 382,200 shares of the Company’s common stock were issued for these services.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2011	October 31, 2010
Current Assets	$1,874,197	$41,230
Current Liabilities	$382,325	$54,454
Working Capital (Deficit)	$1,491,872	$(13,224)

Cash Flows

	October 31, 2011	October 31, 2010
Cash Flows from (used in) Operating Activities	$(153,001)	$(84,582)
Cash Flows (used in) Investing Activities	$(2,039,140)	$(216,176)
Cash Flows provided by Financing Activities	$1,974,700	$318,650
Net Increase (decrease) in Cash During Period	$(217,441)	$17,892

Operating Revenues

We recorded no revenues for the three months ended October 31, 2011.  From the period of September 25, 2007 (inception) to October 31, 2011, we recorded no revenues.

Operating Expenses and Net Loss

Operating expenses for the three month period ended October 31, 2010 was $531,046 and is comprised of officer and director fees, professional fees, and corporate general and administrative expenses. Operating expenses for the three month period ended October 31, 2010 were $171,289 and comprised of officer and director fees, professional fees, and corporate general and administrative expenses.

Net loss for the three month period ended October 31, 2011 was $531,046 compared to net loss of $171,539 for the three month period ended October 31, 2010.

Liquidity and Capital Resources

At October 31, 2011, the Company’s cash balance was $1,834,607 compared to $28,530 as at October 31, 2010. The increase in cash is attributed to the sale of common stock.  We do have sufficient cash on hand to commence initial production and to fund our ongoing operational expenses beyond 12 months.

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

Cash flow from Operating Activities

During the quarter ended October 31, 2011, the Company used $153,001 of cash for operating activities compared to the use of $84,582 of cash for operating activities during the period ended October 31, 2010.

Cash flow from Investing Activities

During the quarter ended October 31, 2011, the Company used $2,039,140 of cash for investing activities compared to the use of $216,176 of cash for operating activities during the period ended October 31, 2010.  The increase in cash flows from investing activities is attributed mainly to the purchase of office equipment, mining equipment, buildings, and land and mining properties.

Cash flow from Financing Activities

During the quarter ended October 31, 2011, the Company received $1,974,700 of cash from financing activities compared to $318,650 for the period ended October 31, 2010.  Cash flows from financing activities in 2011 is attributed to sale of common stock compared to notes payable proceeds in 2010.

Quarterly Developments

On September 29, 2011 the Company released a progress report announcing that the Company intends to list its shares on the American Stock Exchange as soon as practical. A listing involves satisfying a number of regulatory requirements, including SEC filings, capital adequacy, and minimum levels of trading volume and price. There is no guarantee that the company will be able to meet these requirements and achieve the listing. The company is evaluating potential investment banking relationships to assist in implementing strategies to achieve the listing, as well as increase liquidity and research coverage.

William R. Miertschin, Chairman and CEO of Hondo Minerals, said, "I could not be more pleased at the progress achieved by our team this year. Starting with literally nothing on the ground at this time last year, we have constructed a plant, initiated volume leaching, and will soon be producing salable metals. In addition, we are starting to generate interest from potential licensees of the ELeach process, which is critical to the long-term success of Hondo. We look forward to reporting more progress in the months ahead as we reach this inflection point in our development."

On November 17, 2011 Hondo provided a Corporate Update announcing that the Company is completing construction of its first commercial scale extraction plant that will be used to process the one million ton tailings pile present at the Old Tennessee Mine in Chloride, Arizona. The company intends to extract gold, silver, zinc, lead, and other metals that it believes to be present in the pile.  The Company took delivery, installed, tested, and is now operating all equipment necessary for commercial scale production of the leaching step of the extraction process. Leaching vats were modified to remove agitators and add aeration systems to improve the consistency of the leaching process. The company is now able to leach four ton batches.  The company took delivery of production scale ELeach solvent generators, and is now installing and fine-tuning them. Each generator can produce 200 liters/minute of the high pH electrolyzed water that is the key technical innovation of the ELeach process. Two machines were delivered from Innovative Designs and Technology (Japan), at a cost of over $250,000 each. The company expects the generators to be fully installed and operational in December. Until the large generators are operational, the company is using its small lab-scale solvent generators (4 liters/minute) to test and refine the leaching process step.

The company has ordered, and is awaiting delivery of, the production scale electroplating systems known as RenoCells. Electroplating is a standard process to remove metals from the pregnant solution created by the leaching process step. Electrical current is applied to a conductor, which causes the metal to precipitate on the conductor. The conductor is then burned away to leave metal.

The RenoCell is a proprietary machine which performs electroplating on a carbon mesh. The company is using the RenoCell rather than traditional electroplating systems because of the RenoCell's ability to electroplate in a three dimensional environment, which increases efficiency. Hondo expects the RenoCell systems to be installed and operational within three weeks after delivery. Until volume RenoCells are installed, the company is extracting metal in very small batches with its lab-scale system.

On-Site Lab Status

During the last month, the company also completed its on-site, self-contained laboratory in Chloride. The final equipment installed included two spectrometers as well as traditional assay equipment. With the lab fully outfitted, the company can replicate its proprietary ELeach extraction process on a small scale, which enables quick testing of proposed process improvements. The spectrometers enable technicians to closely monitor the production extraction process, test optimization strategies on-site, and research prospective properties with in-house assay work.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our annual financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Our net sales and profitability are determined principally by the price of the rare earth products that we produce and, to a lesser extent, by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no hedging contracts in place and intend to consider hedging strategies in future.

Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts and we do not anticipate entering into derivative agreements before the end of 2012.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2011.

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

On May 25, 2011, John Theodore Anderson (“Plaintiff”) filed a Complaint against the Company in the United States District Court, District of Nevada.  The Plaintiff alleged a breach of contract and sought money damages against the Company. On August 8, 2011, a judgment is was entered in favor of Hondo Minerals, Inc., William R. Miertschin, Richard M. Hewitt, Advanced Natural Tech. Services, Rhena Drury, Ivan Webb, Wild Quail Resources, Inc. against Plaintiff, John Theodore Anderson. Mr. Anderson appealed the decision. On October 18, 2011, Mr. Anderson’s appeal was denied and the judgment against Mr. Anderson was affirmed. The Company is considering filing a lawsuit against Mr. Anderson for Abuse of Process, among other torts.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 includes a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.01(a)	Certificate Articles of Incorporation	Filed with the SEC on September 11, 2009 as part of our Registration Statement on Form S-1
3.01(b)	Certificate of Amended Articles of Incorporation	Filed with the SEC on March 08, 2011 on Form 8-K
3.02	Bylaws	Filed with the SEC on September 11, 2009 as part of our Registration Statement on Form S-1
3.02(a)	Amended Bylaws	Filed with the SEC on March 08, 2011 on Form 8-K
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: December 09, 2011	/s/ William R. Miertschin
By: William R. Miertschin
Its: President, CEO and CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: December 09, 2011	/s/ William R. Miertschin
By: William R. Miertschin
Its: Director

Dated: December 09, 2011	/s/ J.C. “Skip” Headen
By: J.C. “Skip” Headen
Its: Director

Dated: December 09, 2011	/s/ Ben Botello
By: Ben Botello
Its: Director

Dated: December 09, 2011	/s/ Howard Siegel
By: Howard Siegel
Its: Director