Form 10-Q
period 2012-01-31
Hondo Minerals Corp
filed 2012-03-14
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

Copy of all Communications to:
Zouvas Law Group, P.C.
2368 Second Avenue, 1st Floor
San Diego, CA 92101
Phone: 619-688-1715
Fax: 619-688-1716

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

As of January 31, 2012, there were 66,294,690 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” or “HMNC” refers to Hondo Minerals Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hondo Minerals Corporation
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$443,625	$2,052,048
Other current assets	39,795	59,386

Total Current Assets	483,420	2,111,434

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	205,831	56,428
Mining equipment	5,134,782	4,129,601
Plant and buildings	3,090,472	1,539,387
Land and mineral properties, net of $920,000 allowance for
impairment	2,575,218	2,278,513
Net of accumulated depreciation of $14,742 for 2012
and zero for 2011	(14,742)	-

Total Properties, Equipment, and Buildings	11,058,744	8,071,112

Other Assets	9,994	100

TOTAL ASSETS	$11,552,158	$10,182,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$340,573	$293,066
Accounts payable - related parties	-	15,259

Total Current Liabilities	340,573	308,325

Shareholders’ Equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized 66,294,690 and 57,711,390 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	66,295	57,711
Additional paid-in capital	16,372,912	13,220,847
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(5,214,701)	(3,391,316)

Total Shareholders’ Equity	11,211,585	9,874,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,552,158	$10,182,646

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended January 31, 2012 and 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011

Operating Expenses
Officers’ and directors’ fees	$402,000	$54,100	$625,950	$116,900
Professional fees	192,882	10,209	309,092	11,709
Corporate general and administrative	697,457	78,462	888,343	185,451

Loss from Operations	(1,292,339)	(142,771)	(1,823,385)	(314,060)

Other Income (Expense)
Other income	-	-	-	15,930
Interest expense	-	(10,682)	-	(26,862)

Net (Loss)	$(1,292,339)	$(153,453)	$(1,823,385)	$(324,992)

(Loss) per share
Basic and fully diluted:
Weighted average number Of shares outstanding	63,000,323	37,430,202	61,028,407	33,606,890
(Loss) per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended January 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net (loss)	$(1,823,385)	$(324,992)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	14,742	-
Common stock issued for services	165,300	53,776
Common stock issued for officers’ and directors’ fees	625,950	116,900
Common stock issued for interest-related party	-	26,862
Donated management services	-	3,000
Changes in current assets and liabilities:
Accounts receivable	-	4,200
Other current assets	19,591	(3,000)
Accounts payable	47,506	11,075
Accounts payable - related parties	(15,259)	(17,219)

Net cash (used) in operating activities	(965,555)	(129,398)

Cash flows from investing activities:
Purchase of vehicles	-	(7,500)
Purchase of office equipment	(149,403)	(3,781)
Purchase of mining equipment	(1,005,181)	(11,200)
Purchase of buildings	(1,252,385)	(63,065)
Purchase of land and mining properties	(296,705)	(183,991)
Deposit on office space	(9,894)	-

Net cash (used) in investing activities	(2,713,568)	(269,537)

Cash flows from financing activities
Proceeds from shareholder loans	-	350,367
Sale of common stock	2,070,700	140,000

Net cash provided by financing activities	2,070,700	490,367

Net (decrease) increase in cash and cash equivalents	(1,608,423)	91,432
Cash and cash equivalents, beginning of period	2,052,048	10,638

Cash and cash equivalents, end of period	$443,625	$102,070

The accompanying notes are an integral part of these financial statements
(Continued)

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended January 31, 2012 and 2011
Unaudited
(Continued)

	2012	2011
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for mining equipment	$-	$40,000
Common stock issued for buildings	298,700	-
Acquisition of mining equipment	-	(40,000)
Acquisition of buildings	(298,700)	-
Common stock issued for payment of short-term loans--related party	-	395,250
Payment of short-loan loan--related party	-	(395,250)
Shares issued as part of raising capital	2,262	-
Decrease in additional paid in capital for shares issued as part of raising capital	(2,262)	-
	$-	$-

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

During the six months ended January 31, 2012 the Company sold 4,141,400 shares of its common stock at $.50 per unit for net proceeds of approximately $2,070,000.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

As has been the Company’s custom, shares of the Company’s common stock were issued for the officers’ and directors’ fees, miscellaneous services, and acquisition of mining equipment and buildings.  During the six months ended January 31, 2012, 1,797,700 shares of the Company’s common stock were issued for these services.

In addition, the Company issued 2,262,000 shares of its common stock and 4,524,000 warrants to purchase common stock for consulting services in conjunction with raising capital.  The common stock was issued at par value ($.001 per share) and charged to additional paid in capital.  The warrants were granted on January 21, 2012 to individuals who provided consulting services in raising capital for the Company.  One half of the warrants are exercisable at $2.00 and the other half are exercisable at $3.00.  All unexercised warrants expire on January 20, 2014.  The warrants were valued at $1,782,456 using Black Scholes Valuation Model with the stock price on of the date of grant at $1.80 and a volatility of 55%.  The warrants are not recorded, as they were granted as part of raising capital for the Company.
.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	January 31, 2012	January 31, 2011
Current Assets	$483,420	$105,170
Current Liabilities	$340,573	$31,996
Working Capital (Deficit)	$142,847	$73,174

Cash Flows

	January 31, 2012	January 31, 2011
Cash Flows from (used in) Operating Activities	$(965,555)	$(129,538)
Cash Flows Used In Investing Activities	$(2,713,568)	$(269,537)
Cash Flows from (provided by) Financing Activities	$2,070,700	$490,367
Net Increase (decrease) in Cash During Period	$(1,608,423)	$91,432

Operating Revenues

We recorded no revenues for the three months ended January 31, 2012.  From the period of September 25, 2007 (inception) to January 31, 2012, we recorded no revenues.

Operating Expenses and Net Loss

Operating expenses for the three month period ended January 31, 2012 was $1,292,339 and is comprised of officer and director fees, professional fees, and corporate general and administrative expenses. Operating expenses for the three month period ended January 31, 2011 were $142,771 and comprised of officers’ and directors’ fees, professional fees and, corporate general and administrative expenses.

Operating expenses for the six month period ended January 31, 2012 was $1,823,385 and is comprised of officer and director fees, professional fees, and corporate general and administrative. Operating expenses for the six month period ended January 31, 2011 were $314,060 and is comprised of officers’ and directors’ fees, professional fees, and corporate general and administrative expenses.

Net loss for the three month period ended January 31, 2012 was $1,292,339 compared to net loss of $153,813 for the three month period ended January 31, 2011.  Net loss for the six month period ended January 31, 2012 was $1,823,385 compared to net loss of $324,992 for the six month period ended January 31, 2011.

Liquidity and Capital Resources

At January 31, 2012 the Company’s cash balance was $443,625 compared to $102,070 as at January 31, 2011. The increase in cash is attributed to the sale of common stock.

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

Cashflow from Operating Activities

During the period ended January 31, 2012, the Company used $965,555 of cash for operating activities compared to the use of $129,398 of cash for operating activities during the period ended January 31, 2011.

Cashflow from Investing Activities

During the period ended January 31, 2012, the Company used $2,713,568 of cash for investing activities compared to the use of $269,537 of cash for operating activities during the period ended January 31, 2011.

Cashflow from Financing Activities

During the period ended January 31, 2012 the Company received $2,070,700 of cash from financing activities compared to $490,367 for the period ended January 31, 2011.  The change in cash flows from financing activities is attributed to sale of common stock.

Quarterly Developments

On January 5, 2012 the Company announced preliminary success with its processing facility at the Old Tennessee Mine in Chloride, Arizona. The company is producing commercial quantities of pregnant leached solution (PLS) using its exclusive eLeach process. Metal is being extracted from the PLS using its Renocell electroplating systems. The company has filled two of its Renocells with metals and is currently drying the Renocells which is the final step in preparation for metal extraction. Once the Renocells are dry and extraction is complete, the metals will be ready to be poured

On January 10, 2012 the Company announced it has successfully completed its first metals pour of precious and base metals dore at the processing facility at the Old Tennessee Mine in Chloride, Arizona. We expect to sell metals in dore bar form in the near future. Hondo Minerals also anticipates the ramping up of precious and base metals production to continue through the first quarter of this year with the goal of processing 150 - 200 tons of tailings per day by year end

On January 18, 2012 the Company announced assay results from recently poured dore bars. Accordingly, these early test results indicate gold content was at or above the company’s previously projected range for commercial production of 1 ounce of gold per ton of tailings processed.

In recent weeks, the company has completed the commercial processing facility, proven the efficiency of the proprietary eLeach process, and found gold in the range of previous estimates. The company will continue to test these first dore bars for additional precious metals, in order to both better characterize the tailings pile, and to fine-tune its extraction process.

This first sample testing was aimed specifically for gold content, and is the culmination of several milestones already reached in the first quarter of 2012.

Initial testing for the sample materials was completed with industry leading instrumentation including the Thermo Scientific iCAP 6300 ICP mass spectrometer and the Oxford Instruments X-8000 XRF Laboratory analyzer.

The ICP or Inductively Coupled Plasma Optical Emission Spectrometer is well established, multi-element analyzer that is currently trained to read 71 elements as low as parts per billion.

The XRF or X-ray Fluorescence works by exposing samples to a beam of X-rays. The atoms of the sample absorb the energy and become temporarily excited. In turn the excited sample emits secondary X-rays with each element emitting unique energy. The tool measures the intensity of the emitted X-rays and provides reliable qualitative and quantitative results.

Subsequent Developments

On February 8, 2012 The Company announced that it now expects to generate between $36 and $41 million in revenue from the sale of gold, silver and other metals in 2012. This expected level of revenue is projected to yield net income in a range of $8 million to $11 million for the full year 2012. The company expects to generate between $1 million and $2 million of revenue in the first quarter of 2012, with production ramping to its originally planned level by the second half of the year.

On March 8, 2012, the Company announced that it has begun using its proprietary E-Leach extraction technology to evaluate several mining companies resources around the world.   The Initial executed agreements represent the first success in the company’s expanded business model, which contemplates supplying its proprietary extraction technology to mine operators under joint ventures or licensing arrangements. To date, E-Leach has only been used at Hondo’s flagship property, the Old Tennessee Mine in Chloride, Arizona.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity price risks and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock or other equity at an acceptable price to meet future funding requirements.

Commodity Price Risk

We currently have only limited production but expect to produce increasing amounts of gold, silver, other precious and base metals in this fiscal year. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2012.

Audit committee

The Company has established an independent audit committee of the Board of Directors, which consists of Ben Botello as Audit Committee Chairman, with Skip Headen and Howard Siegel as Audit Committee Members. The audit committee’s duties are to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will, at all times, be comprised exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation committee

The Company has established an independent compensation committee of the Board of Directors, which consists of Howard Siegel as Compensation Committee Chairman, with Skip Headen and Ben Botello as Compensation Committee Members.  The compensation committee reviews and approves the Company’s salary and benefits policies, including compensation of executive officers.

Changes in Internal Control over Financial Reporting

On December 12, 2011, Skip Headen resigned from all corporate offices with the Company.  Mr. Headen will still serve as an Independent Director for the Company. The resignation did not involve any disagreement with the Company.

On December 12, 2011, the Board appointed Chris Larson as Chief Financial Officer, Secretary and as a Member of the Board of Directors of the Company.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 25, 2011, John Theodore Anderson (“Plaintiff”) filed a Complaint against the Company in the United States District Court, District of Nevada.  The Plaintiff alleged a breach of contract and sought money damages against the Company. On August 8, 2011, a judgment was entered in favor of Hondo Minerals, Inc., William R. Miertschin, Richard M. Hewitt, Advanced Natural Tech. Services, Rhena Drury, Ivan Webb, Wild Quail Resources, Inc. against Plaintiff, John Theodore Anderson. Mr. Anderson appealed the decision. On October 18, 2011, Mr. Anderson’s appeal was denied and the judgment against Mr. Anderson was affirmed. The Company is considering filing a lawsuit against Mr. Anderson for Abuse of Process, among other torts.

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

During the six months ended January 31, 2012 the Company sold 4,141,400 shares of its common stock at $.50 per unit for net proceeds of approximately $2,070,000.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

2.	Subsequent Issuances:

On February 27, 2012, shares of the Company’s common stock were issued for the officers’ and directors’ fees, miscellaneous services, and acquisition of mining equipment and buildings.  During the six months ended January 31, 2012, 1,797,700 shares of the Company’s common stock were issued for these services.

Additionally, on February 27, 2012, the Company issued 2,262,000 shares of its common stock and 4,524,000 warrants to purchase common stock for consulting services in conjunction with raising capital.  The common stock was issued at par value ($.001 per share) and charged to additional paid in capital.  The warrants were issued on February 27, 2012 to individuals who provided consulting services in raising capital for the Company.  One half of the warrants are exercisable at $2.00 and the other half are exercisable at $3.00.  All unexercised warrants expire on January 20, 2014.  The warrants were valued at $1,782,456 using Black Scholes Valuation Model with the stock price on of the date of grant at $1.80 and a volatility of 55%.  The warrants are not recorded, as they were granted as part of raising capital for the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.*	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011	Incorporated by reference as Exhibit to the Form 8-K filed on March 8, 2011.
3.2	Bylaws *	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
21.1	List of Subsidiaries**	Filed with the SEC on February 9, 2011 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: March 13, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: President and CEO

Dated: March 13, 2012	/s/ Chris Larson
By: Chris Larson
Its: CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 13, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: Director

Dated: March 13, 2012	/s/ Chris Larson
By: Chris Larson
Its: Director

Dated: March 13, 2012	/s/ J.C. “Skip” Headen
By: J.C. “Skip” Headen
Its: Director

Dated: March 13, 2012	/s/ Ben Botello
By: Ben Botello
Its: Director

Dated: March 13, 2012	/s/ Howard Siegel
By: Howard Siegel
Its: Director