Form 10-Q
period 2012-04-30
Hondo Minerals Corp
filed 2012-06-15
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of April 30, 2012, there were 73,481,790 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hondo Minerals Corporation
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$759,476	$2,052,048
Other current assets	30,179	59,386

Total Current Assets	789,655	2,111,434

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	212,915	56,428
Mining equipment	6,151,081	4,129,601
Plant and buildings	4,110,113	1,539,387
Land and mineral properties, net of $920,000 allowance for
impairment	2,575,218	2,278,513
Accumulated depreciation	(26,250)	—

Total Properties, Equipment, and Buildings	13,090,260	8,071,112

Other Assets	9,994	100

TOTAL ASSETS	$13,889,909	$10,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Senior loan payable, net of $415,856 valuation of warrants	$584,144	$—
Accounts payable	20,749	293,066
Accounts payable - related parties	168,036	15,259

Total Current Liabilities	772,929	308,325

Shareholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized
73,481,790 and 57,711,390 shares issued and outstanding at
April 30, 2012 and July 31, 2011, respectively	73,482	57,711
Additional paid-in capital	18,827,436	13,220,847
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(5,771,017)	(3,391,316)

Total Shareholders' Equity	13,116,980	9,874,321

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,889,909	$10,182,646

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended April 30, 2012 and 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011

Operating Expenses
Officers' and directors' fees	$149,300	$270,900	$775,250	$387,800
Professional fees	161,439	192,917	470,531	204,626
Corporate general and administrative	245,577	(71,052)	1,133,920	108,210

Loss from Operations	(556,316)	(392,765)	(2,379,701)	(700,636)

Other Income (Expense)
Other income	—	15,930	—	15,930
Interest expense	—	—	—	(26,862)

Net (Loss)	$(556,316)	$(376,835)	$(2,379,701)	$(711,568)

(Loss) per share
Basic and fully diluted:
Weighted average number
of shares outstanding	67,259,290	31,442,327	63,250,940	29,682,415
(Loss) per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended April 30, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net (loss)	$(2,379,701)	$(711,568)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Depreciation expense	26,250	—
Common stock issued for services	278,050	31,275
Common stock issued for officers' and directors' fees	775,250	116,900
Common stock issued for interest-related party	—	26,862
Common stock issued for payment of accounts payable	—	395,250
Changes in current assets and liabilities:
Accounts receivable	—	4,200
Other current assets	29,207	—
Accounts payable	(272,318)	(63,023)
Accounts payable - related parties	152,777	—

Net cash (used) in operating activities	(1,390,485)	(200,104)

Cash flows from investing activities:
Purchase of vehicles	—	(56,633)
Purchase of office equipment	(156,487)	—
Purchase of mining equipment	(2,021,480)	(224,713)
Purchase of buildings	(2,204,976)	(669,412)
Purchase of land and mining properties	(296,705)	(216,387)
Deposit on office space	(9,893)	—

Net cash (used) in investing activities	(4,689,541)	(1,167,145)

Cash flows from financing activities
Proceeds from shareholder loans	1,000,000	143,307
Sale of common stock	3,787,454	2,486,200

Net cash provided by financing activities	4,787,454	2,629,507

Net (decrease) increase in cash and cash equivalents	(1,292,572)	1,262,258
Cash and cash equivalents, beginning of period	2,052,048	10,638

Cash and cash equivalents, end of period	$759,476	$1,272,896

The accompanying notes are an integral part of these financial statements (Continued)

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended April 30, 2012 and 2011
Unaudited
(Continued)

	2012	2011
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$—
Income Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for mining equipment	$—	$62,500
Common stock issued for buildings	365,750	—
Acquisition of mining equipment	—	(62,500)
Acquisition of buildings	(365,750)	—
Common stock issued for payment of short-term
loans--related party	—	395,250
Payment of short-loan loan--related party	—	(395,250)
Shares issued as part of raising capital	2,262	—
Decrease in additional paid in capital for shares
issued as part of raising capital	(2,262)	—
Valuation of warrants associated to debt	(415,856)	—
Issuance of warrants associated to debt	415,856	—
	$—	$—

The accompanying notes are an integral part of these financial statements

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
April 30, 2012
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

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
April 30, 2012
Unaudited

Note 2 – Equity Transactions

On February 22, 2011 the Company increased its authorized shares of common stock from 75,000,000 to 200,000,000.  The par value remained the same at $.001.

During the nine months ended April 30, 2012 the Company sold 4,141,400 shares of its common stock at $.50 per unit for net proceeds of approximately $2,070,000.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

As has been the Company’s custom, shares of the Company’s common stock were issued for the officers’ and directors’ fees, miscellaneous services, and acquisition of mining equipment and buildings.  During the nine months ended April 30, 2012, 2,096,300 shares of the Company’s common stock were issued for these services.  In addition, the Company issued 2,262,000 shares of its common stock and 4,524,000 warrants to purchase common stock for consulting services in conjunction with raising capital.  The common stock was issued at par value ($.001 per share) and charged to additional paid in capital.  The warrants were granted on January 21, 2012 to individuals who provided consulting services in raising capital for the Company.  One half of the warrants are exercisable at $2.00 and the other half are exercisable at $3.00.  All unexercised warrants expire on January 20, 2014.  The warrants were valued at $1,782,456 using Black Scholes Valuation Model with the stock price on of the date of grant at $1.80 and a volatility of 55%.  The warrants are not recorded, as they were granted as part of raising capital for the Company.

On April 19, 2012, Hondo Minerals Corporation (the “Company”) issued an aggregate of 6,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,648,554.39 in bona fide accounts payable of the Company (the “Accounts Payable”).  The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the Accounts Payable which had been purchased by Ironridge from certain creditors.  In addition, the Order provides that for every ten million shares of the Company’s Common Stock that trade during the a defined calculation period, or if at any time during such period a daily VWAP is below 80% of the closing price on the day before the issuance date, the Company will immediately issue additional shares (each, an “Additional Issuance”), subject to a 9.99% beneficial ownership limitation specified in the Order. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance.

.
Hondo Minerals Corporation
Notes to Consolidated Financial Statements
April 30, 2012
Unaudited

Note 2 – Equity Transactions (continued)

During the month of April, the Company received $1,000,000 cash proceeds through a senior loan agreement.  In connection with the $1,000,000 senior loan payable were one million Class ‘G’ warrants and one million Class ‘H’ warrants.  The Class ‘G’ warrants have an exercise price of $0.50, while the Class ‘H’ warrants have an exercise price of $0.75; both classes of warrant may be exercisable for the purchase of three shares of the Company’s common stock.  All unexercised warrants expire on April 30, 2014.  These warrants were valued at $415,856 using the Black-Scholes-Merton Valuation Model with the stock price on the date of the grant at either $0.43 for warrants associated to the senior loan dated April 26, 2012, or $0.35 for warrants associated to the senior loan dated April 30, 2012.  The expected volatility was calculated at 76.06%, while the risk-free rate-of-return of 0.26% was based on a two-year Nominal Treasury constant maturity.

Since these warrants are associated with the debt, the value of the warrants will be amortized as a discount to the debt over the life of the debt, which according to the senior loan agreement is one year at 10% annual simple interest.  Furthermore, due to the late date of the senior loan agreement and the attached warrants, no amortization was recorded as of April 30, 2012.

Note 3 - Subsequent Events

Transactions have been evaluated from the date of the financial statements through the date the financial statements were available for issuance.  Subsequent to the quarter-ended date of April 30, 2012, the Company received an additional $250,000 cash proceeds through the senior loan agreement, also with warrants attached.

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

RESULTS OF OPERATIONS

Working Capital
	April 30, 2012	April 30, 2011
Current Assets	$789,655	$1,272,895
Current Liabilities	$772,929	$20,000
Working Capital (Deficit)	$16,726	$1,252,895
Cash Flows
	April 30, 2012	April 30, 2011
Cash Flows from (used in) Operating Activities	$(1,390,485)	$(200,104)
Cash Flows Used In Investing Activities	$(4,689,541)	$(1,167,145)
Cash Flows from (provided by) Financing Activities	$4,787,454	$2,629,507
Net Increase (decrease) in Cash During Period	$(1,292,572)	$1,262,258

Operating Revenues

We recorded no revenues for the three months ended April 30, 2012. From the period of September 25, 2007 (inception) to April 30, 2012, we recorded no revenues.

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2012 was $556,316 and is comprised of officer and director fees, professional fees, and corporate general and administrative expenses. Operating expenses for the three month period ended April 30, 2011 were $392,765 and comprised of officer and director fees, professional fees and, corporate general and administrative expenses.

Operating expenses for the nine month period ended April 30, 2012 was $2,379,701 and is comprised of officer and director fees, professional fees, and corporate general and administrative. Operating expenses for the nine month period ended April 30, 2011 were $700,636 and is comprised of officer and director fees, professional fees, and corporate general and administrative expenses.

Net loss for the three month period ended April 30, 2012 was $556,316 compared to net loss of $376,835 for the three month period ended April 30, 2011. Net loss for the nine month period ended April 30, 2012 was $2,379,701 compared to net loss of $711,568 for the nine month period ended April 30, 2011.

Liquidity and Capital Resources

At April 30, 2012 the Company's cash balance was $759,476 compared to $2,052,048 as at April 30, 2011. The decrease in cash is attributed to operating and investing activities exceeding financing activities.

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

Cashflow from Operating Activities

During the period ended April 30, 2012, the Company used $1,390,485 of cash for operating activities compared to the use of $200,104 of cash for operating activities during the period ended April 30, 2011.

Cashflow from Investing Activities

During the period ended April 30, 2012, the Company used $4,689,541 of cash for investing activities compared to the use of $1,167,145 of cash for operating activities during the period ended April 30, 2011.

Cashflow from Financing Activities

During the period ended April 30, 2012 the Company received $4,787,454 of cash from financing activities compared to $2,486,200 for the period ended April 30, 2011. The change in cash flows from financing activities is attributed to sale of common stock.

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

The company is not currently on pace to meet the projections issued on February 8, 2012 because of subsequent delays in manufacturing and delivery of RenoCell system and additional equipment from other manufactures. A more detailed discussion of these developments is discussed in the Subsequent Developments of this filing and hereby incorporated herein.

On February 22, 2011 the Company increased its authorized shares of common stock from 75,000,000 to 200,000,000.  The par value remained the same at $.001.

On March 8, 2012, the Company announced that it has begun using its proprietary E-Leach extraction technology to evaluate several mining companies resources around the world.   The Initial executed agreements represent the first success in the company's expanded business model, which contemplates supplying its proprietary extraction technology to mine operators under joint ventures or licensing arrangements. To date, E-Leach has only been used at Hondo's flagship property, the Old Tennessee Mine in Chloride, Arizona.

During the nine months ended April 30, 2012 the Company sold 4,141,400 shares of its common stock at $.50 per unit for net proceeds of $2,070,000.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

During the month of April, the Company received $1,000,000 cash proceeds through a senior loan agreement.  In connection with the $1,000,000 senior loan payable were one million Class ‘G’ warrants and one million Class ‘H’ warrants.  The Class ‘G’ warrants have an exercise price of $0.50, while the Class ‘H’ warrants have an exercise price of $0.75; both classes of warrant may be exercisable for the purchase of three shares of the Company’s common stock.  All unexercised warrants expire on April 30, 2014.  These warrants were valued at $415,856 using the Black-Scholes-Merton Valuation Model with the stock price on the date of the grant at either $0.43 for warrants associated to the senior loan dated April 26, 2012, or $0.35 for warrants associated to the senior loan dated April 30, 2012.  The expected volatility was calculated at 76.06%, while the risk-free rate-of-return of 0.26% was based on a two-year Nominal Treasury constant maturity.

Subsequent Developments

Subsequent to the quarter-ended date of April 30, 2012, the Company received an additional $250,000 cash proceeds through the senior loan agreement, also with warrants attached.

As also discussed in the subsequent issuances discussion of Part II of this filing and incorporated herein, on June 7, 2012, the Company issued an aggregate of 2,400,000 shares of common stock, par value $0.001 per share (the “Final Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in the additional issuance necessary to perfect the settlement of $1,648,544.39 in bona fide accounts payable of the Company.  The Final Shares were issued pursuant  to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the Accounts Payable which had been purchased by Ironridge from certain creditors.

As referenced on this Form 10-Q in Quarterly Developments, the Company has experienced substantial delays in the delivery and implementation of the RenoCell system. However, as of June 7, 2012, the Company has finally received and installed its 24 Bank RenoCell system and other extraction equipment and testing has begun on the entire production circuit for initial operation. During the period of the delay the Company doubled its potential processing capacity with the installation of the additional equipment.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2012.

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

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 18, 2012, Hondo Minerals Corporation (the “Company”) was engaged in litigation by Ironridge Global IV, Ltd. (“Ironridge”), for settlement of the Accounts Payable which had been purchased by Ironridge from certain creditors.  The Company was able to settle this suit with a settlement of $1,648,554.39 payable in shares of the Company.  The Settlement Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge.  The last shares issued in full release and settlement of this claim occurred on June 7, 2012, making this suit completely resolved.

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

On April 19, 2012, Hondo Minerals Corporation (the “Company”) issued an aggregate of 6,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in initial settlement of $1,648,554.39 in bona fide accounts payable of the Company (the “Accounts Payable”). The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the Accounts Payable which had been purchased by Ironridge from certain creditors.

For the period ending April 30, 2012, 2,096,300 shares of the Company’s common stock were issued for officers’ and directors’ fees.

In addition, the Company issued 2,262,000 shares of its common stock and 4,524,000 warrants to purchase common stock for consulting services in conjunction with raising capital.

2.	Subsequent Issuances:

On June 7, 2012, Hondo Minerals Corporation (the “Company”) issued an aggregate of 2,4 00,000 shares of the Company’s common stock, par value $0.001 per share (the “Final Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in  the additional issuance necessary to perfect settlement of $1,648,554.39 in bona fide accounts payable of the Company (the “Accounts Payable”). The Final Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the Accounts Payable which had been purchased by Ironridge from certain creditors.  This Final Issuance is pursuant to and previously referenced in the Company’s Current Report on Form 8-K filed with the Commission on 4/25/2012 which described in more detail.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.*	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as Exhibit to the Form 8-K filed on March 8, 2011.
3.2	Bylaws. *	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
21.1	List of Subsidiaries.**	Filed with the SEC on February 9, 2011 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety Disclosures.	Filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: June 14, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: President and CEO

Dated: June14, 2012	/s/ Chris Larson
By: Chris Larson
Its: CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: June 14, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: Director

Dated: June 14, 2012	/s/ Chris Larson
By: Chris Larson
Its: Director

Dated: June 14, 2012	/s/ J.C. “Skip” Headen
By: J.C. “Skip” Headen
Its: Director

Dated: June 14, 2012	/s/ Ben Botello
By: Ben Botello
Its: Director

Dated: June 14, 2012	/s/ Howard Siegel
By: Howard Siegel
Its: Director