Form 10-K
period 2012-07-31
Hondo Minerals Corp
filed 2012-11-09
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012
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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2012 was $60,008,628 based upon the price of $1.50 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol (“HMNC”).

As of October 5, 2012, the registrant’s outstanding stock consisted of 83,730,667 common shares.

HONDO MINERALS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Hondo Minerals Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 72.8% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

All references in this Form 10-K to the “Company”, “Hondo”, “we”, “us,” or “our” are to Hondo Minerals Corporation.

PART I

ITEM 1.                      BUSINESS

I.      ORGANIZATION WITHIN THE LAST FIVE YEARS

We are a forward-thinking, innovative and dynamic mining Company with headquarters in Addison, Texas.  We were incorporated under the laws of the State of Nevada on September 25, 2007.  We are engaged in the acquisition of mines, mining claims, and mining estate in the United States, Canada and Mexico.

On February 8, 2011, Tycore Ventures, Inc., closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”) with Hondo Minerals, Inc., a Nevada corporation (“HMI”) and the shareholders of HMI (the “HMI Shareholders”), whereby the Company acquired 100% of the outstanding shares of common stock of HMI (the “HMI Stock”) from HMI Shareholders. By agreement and after cancellations, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of HMI.  As a result of closing the transaction, HMI Shareholders then held approximately 76% of the Company’s issued and outstanding common stock.  Thereafter, Tycore Ventures, Inc. changed its corporate name to Hondo Minerals Corporation.

II.    OVERVIEW

Our portfolio of assets include the Tennessee Mine in the Wallapai Mining District near Chloride, Mohave County, Arizona, the Schuylkill Mine in the Wallapai Mining District near Chloride, Mohave County, Arizona, an eighty acre patented mining claim in Juab County, Utah, known as the “Sullivan Lode,” twenty-four mining claims in the Cripple Creek, Teller County, Colorado area, and nine unpatented mining claims in Iron County, Utah, referred to as “War Eagle.”  The Company also has the future option to expand the development of our mine property by processing the sub-surface mineralization, float from lode veins (see Figure 1) and surface exposure of highly mineralized lode veins (see Figure 2) present on the site.

Figure 1. Examples of Float from Lode Veins

Figure 2. Close Up of a Silver Vein at the Tennessee Mine.

Figure 3. Projection of Silver Vein Extending to the Top of the Mountain.

III.   PRINCIPAL PROJECTS

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

The Tennessee/Schuylkill Property includes two historic underground mines operated until 1947. The Tennessee Mine operated from the late 1800’s until 1947 producing lead, zinc, gold and silver.  The Tennessee Mine includes a one million ton tailings pile and is adjacent to the Schuylkill Mine.  The Tennessee Mine was at one time the largest producing silver mine in Arizona and the southwestern United States.  The property has been the subject of several exploration programs which have produced an extensive database for current exploration targeting and continuing studies which include mapping of underground tunneling, reports of mineralization in both the extensive vein system and tailings pile located on the property.

The facilities at the Tennessee mine are continually expanding.  Figure 4 identifies the key facilities installed, as of June 14, 2012, to implement commercial production of precious metals.  Shown in Figure 5 is the laboratory facility located in the town of Chloride, AZ.

Figure 4. Key Facilities at the Tennessee Site

Figure 5. Hondo Laboratory Located in Chloride, Arizona.

FIGURE 6. Hondo Mining Site

Figure 6 represents a complete overview of the Hondo mining site, including legal description, location on map, aerial photograph, site plan and photographs of the ELeach™ (hereinafter, “ELeach”) production systems and leaching tanks.  Figure 7 includes a pictorial sample of the mining equipment in operation at the Tennessee Mine.

Figure 7. Hondo’s Mining Equipment

IV.   PROCESSING METHODS

We take a different approach from typical industry practices in that we are committed towards finding more efficient and more environmentally friendly mining processes than what is typical in the industry.  For example, the usual approach in the industry is to do extensive sampling of the mining site to get enough assays to determine the precious metals content of the site.  The weakness of this approach is that it can have substantial costs and can require a Company to expend a significant portion of its financial resources.  Because the Company is forward-thinking, innovative and dynamic in its approach to mining processes, the Company’s approach to sampling differs from typical industry practices.

For instance, with regard to ore processing at the Tennessee Mine, the typical and historical values of mine dumps and tailings at the Tennessee Mine have been based primarily on free milling ores and free gold, silver, and other economic base metals found in tailings.  Samplings in the past did not focus on the values in the concentrated metal sulfides which are present in the tailings.  Prior to the 1980s, an economic way to process metal sulfide ores did not exist.  Thus, these types of ores were discarded with the mine tailings.  Developments in the 1980s by pioneers such as Dr. Richard F. Hewlett and others brought new leaching methods and technologies to this field, such as the economic production of Nevada’s Carlin Trend.   The Company, with its knowledge of how to process metal sulfides of this nature, incorporated this knowledge as one of the core constituencies of its business development plans.  The Company was aware that historically, halide leaching was a costly process, but was open to the possibility that advances in this technology might exist.  We employ revolutionary new technologies to recover economic (precious) metals from ore concentrates and mine tailings.  Among these technologies are the “ELeach Processing”and ‘Aqua-Regia Processing,” and “RenoCell processing.”  The Company identified and licensed the ELeach process and has proven the economy and efficacy of the process for the Tennessee Mine tailings and existing silver veins.  With the advent of these new ore processing methods, such as the ELeach process, the Company is now able to process tailings to recover economic values.

An overall flow diagram of the processes involved in the production of precious metal at the Hondo site is shown in Figure 8. A simplified illustrated version is shown in Figure 9.

Figure 8. Flow Diagram of the Processes Involved in the Production of Precious Metal at the Tennessee Mine

HONDO MINERALS INC.

SULFIDE ENTWINED PM LEACH &
SELECTIVE PRECIOUS METAL RECOVERY

Basic Steps - Process Flow Diagram

Figure 9. Basic Steps in the Hondo Mining Process

(a)    ELeach Process

ELeach is an environmentally friendly medium and technique that has been developed for recovering economic (precious) metals from ore concentrates and mine tailings. ELeach has also been successfully applied to recovering economic metals and deleterious metals from toxic materials such as Coal Combustion Products (CCP). ELeach is currently in a patent pending/PCT status.

Current precious metal recovery techniques often involve the use of strong chemicals, such as cyanide and corrosive acids, that are expensive to use onsite and are environmentally questionable. The disposal of CCP has also become a problem because of regulatory issues concerning heavy metals.

ELeach is produced through an on-site generator which enhances mixed oxidants in source water and then integrated as a leachant based upon its unique interaction with different elemental groups. ELeach optimizes specific chemical parameters such as pH, Oxidation Reduction Potential (ORP) and free halides while additional oxidizing agents are added when dictated by the ore being leached.

ELeach can be used to replace or enhance the expensive, highly-regulated-and- environmentally-challenging chemicals that must be shipped to and stored at the site. For some cases such as gold sulfide ores, where cyanide meets its challenges, ELeach has been successfully used to recover gold (ELeach leaches 20-60 times faster than cyanide). For ore leaching applications where cyanide was previously used, ELeach can be used to neutralize the residual cyanide. ELeach and its process not only accelerates the gold and silver leaching processes, but also leaches out the platinum group metals that are not soluble in cyanide.

ELeach is not used for the liberation of free gold but is used to leach ores and high grade concentrates of fine gold and free gold in a microscopic state.

The benefits of ELeach are as follows:

1.     Onsite production (see Figures 4 and 6)
2.     User, environmental, storage, transportation and disposition safety.
3.     Cost effectiveness.
4.     Exponentially effective over cyanide.

As each ore bears a unique and individualized finger print, a proprietary ELeach is created for each ore and for each mining operation.

(b)    Aqua-Regia Processing

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

(c)    RenoCell Process

The RenoCell Technology has been developed to provide superior, low-cost, high performance solutions for the removal of metals from process and waste waters in the metal plating, microelectronics, mining and related industries.  RenoCells are compact and modular, and are based on a unique electrochemical technology that utilizes a patented three-dimensional cathode design to reduce metal concentrations in process and waste water to sub-ppm range with the lowest cost of ownership.  The net result is that the RenoCell can achieve much lower final metal ion concentrations using far less energy.  A specific example of how their electrowinning technology improves the recovery of gold is detailed in a Renovare Technical Bulletin available on their website under the heading “Reviewing the Operation of Gold Electrowinning Cells.”

Figure 11 illustrates the advantages of the RenoCell technology over conventional mining processes.  At the bottom of the figure is a diagram of a 40 foot container at the Tennessee Mine site that is outfitted with RenoCells (see Figure 10) capable of full scale recovery of precious metals from leachant produced by the installed full scale ELeach systems.

Figure 10. RenoCell Production Facility Installed in a 40 foot Container at the Tennessee Mine Site

Figure 11. Comparison of Typical versus RenoCell Mining Production Process Technology.

V.	ANALYSIS OF THE COMPANY’S MATERIALS

(a)	Background

A metallurgical assay is a compositional analysis of an ore, metal or alloy. For centuries, the fire assay (cupellation) has been the accepted assay technique for precious metals. Sample preparation of ore from the mine involves crushing, splitting and pulverized. Since the original ore sample may be large (100’s of pounds), an accepted method is used to get a representative sample for testing (usually 30 grams). The fire assay process is time consuming and complex (see www.mine-engineer.com/mining/assay2.htm).

The precious metal content of ores is commonly quoted in ounces (oz) per ton. To make the results from the fire assay (usually in milligrams, mg) easy to convert to oz/ton, a sample size of 30 grams is used (Assay Ton). Thus, one milligram of gold in 30 grams of ore is equivalent to 1 oz of gold in 1 ton of ore. Actually, the correct weight of the ore sample varies depending on the units used for ounces and ton (it’s 29.166 for troy ounces per short ton, see www.edumine.com/Xtoolkit/XconTool/convert.htm). The bottom line is 1 mg of gold obtained from an assay sample weighing 30 grams corresponds to 1 oz/ton of gold in the ore.

Newer methods of determining the chemical composition of an ore are based on mass spectrometry (such as Inductively Coupled Plasma – Atomic Emission Spectroscopy, ICP-MS) and x-ray diffraction (XRD). The results of these tests are usually reported in parts per billion (ppb) or parts per million (ppm). For example, 1 ppm corresponds to 0.001grams/1000 grams and can be expressed as 1 mg/kg or 1 mg/L (see Appendix B).

(b)	Original Assays - Prior to Hondo Operations

The initial reports on assays of the Tennessee Mine tailings were performed in 2010 by Dr. Thomas Burk and Rhena Drury of Advanced Natural Technology Services. These reports were instrumental in Hondo’s decision to move forward on the project.

(c)	Leaching Studies - Hondo Chemical Laboratory

Laboratory Qualifications

Hondo has established a laboratory in Chloride that is capable of processing the mine tailings to the desired mesh size, selecting 30 gram (Assay Ton) samples in accordance with industry practices, leaching the sample in beakers of ELeach, and analyzing the resultant leachant for 72 elements using ICP-MS. The ICP-MS machine (Thermo Fisher Scientific iCAP 6300/6500) is calibrated to the manufacture’s specifications on a daily basis to insure accurate readings. If the machine is not calibrated (or will not calibrate), it will not operate. The calibration methodsused by the lab are in alignment with the calibration methods used by independent third party assay laboratories such as ACME Labs.

Leaching Studies

As part of an ongoing effort to optimize the leaching of Hondo tailings, our in-house chemical laboratory has performed hundreds of tests on samples exposed to an ELeach solution. Each 30 g sample (Assay Ton) of tailings is leached in a typical volume of 200 ml of leaching solution (ELeach). At the completion of the leaching process, samples of the leachant are drawn from each of the 200 ml solutions and analyzed for 72 elements by ICP-MS. The concentrations of silver and gold leached from the tailings (20 samples) are listed in Table 1.

If a 30 gram sample of ore (tailings) is placed in 1 liter of a leaching solution (lixiviant), a certain amount of the precious metals will be extracted from the tailings and be present in the pregnant solution/leachant. The composition and concentration of each element in the leachant can be determined by ICP-MS. The concentration of each element is usually reported in ppm. This is equivalent to milligrams per Liter (mg/L) or mg/kg, since one liter (of water) weighs 1 kg (see Appendix B for an explanation of the conversions and calculations used in this report). Thus, to simplify the calculation of oz/ton, the results of the leaching studies are listed in Table 1 as mg/kg.

However, Hondo only used 200 milliliters (ml) of ELeach (lixiviant) and not one liter. Thus the mg/kg values reported in Table 1 for the leachant must be multiplied by the lower volume (mass) of 0.2 kg (200 ml/1,000 ml = 200 g/1,000 g = 0.2 kg) to get the mg present in the leachant. As is the case for a fire assay, if the actual weight in milligrams of silver and gold is determined from the ICP-MS measurements, then each mg reported is equal to 1 oz/ton.

For the 20 tests listed in Table 1, the average value for silver is 0.983 oz/ton and the average value for gold is 1.975 oz/ton. Note that the concentrations of silver and gold listed in Table 1 are what was leached out of the tailings, and thus represent a conservative estimate of what is in the tailings.

Table 1. Testing of Hondo Leaching Solutions (Performed by Hondo Labs)

Date	Sample	Type	Ag (mg/kg)	Ag (mg)	Ag (oz/ton)	Au (mg/kg)	Au (mg)	Au (oz/ton)
6/14/12	15:09:02	L	0.7666	0.1533	0.1533	17.39	3.478	3.478
5/1/12	11:12:06	L	1.276	0.255	0.255	67.40	13.48	13.48
5/11/12	15:05:33	L	11.19	2.238	2.238	7.349	1.470	1.470
4/3/12	11:32:35	L	0.2692	0.0538	0.0538	5.601	1.120	1.120
6/26/12	14:45:50	L	0.0025	0.0005	0.0005	12.60	2.52	2.52
6/26/12	14:49:24	L	0.0104	0.0021	0.0021	11.46	2.29	2.29
1/10/12	17:57:35	L	0.0799	0.0160	0.0160	13.82	2.76	2.76
1/11/12	9:37:25	L	0.0025	0.0005	0.0005	6.051	1.210	1.210
1/23/12	11:42:21	L	0.0545	0.0109	0.0109	9.925	1.985	1.985
1/23/12	11:56:38	L	2.214	0.443	0.443	4.354	0.871	0.871
6/25/12	10:20:24	L	0.0949	0.0190	0.0190	5.618	1.124	1.124
6/25/12	10:58:03	L	21.26	4.25	4.25	2.965	0.593	0.593
6/2/12	16:26:03	L	14.83	2.97	2.97	2.246	0.449	0.449
6/25/12	16:31:27	L	0.0907	0.0181	0.0181	6.355	1.271	1.271
6/25/12	17:40:38	L	13.55	2.71	2.71	2.791	0.558	0.558
6/25/12	17:46:17	L	0.0399	0.0080	0.0080	8.232	1.646	1.646
6/26/12	10:09:55	L	0.7721	0.1544	0.1544	1.173	0.235	0.235
6/26/12	10:34:54	L	0.0623	0.0125	0.0125	6.950	1.390	1.390
6/26/12	10:40:35	L	11.83	2.37	2.37	2.257	0.451	0.451
6/21/12	12:56:50	L	19.88	3.98	3.98	2.931	0.586	0.586
Median					0.014			1.241
Average					0.983			1.975

(d)	Samples from the Tennessee Mine Tailings

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

Elements	Ounces	Lbs	Tons	Market Price Per
Gold	8000			1220.20
Silver	329,517			18.23
Cadmium*		920,000		3.10
Magnesium			5640	3000.00
Manganese		2,486,801		1.55
Sulfur			36,483	500.00
Lead*		10,536,761		1.86
Zinc			11,478	2460 00
Aluminum			1471.26	1980.00
Titanium		806,265		22.00
Copper		280,580		3.03

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

The tests were conducted with difficulty because the fine grind of the tails had the spiral concentrator at its extreme limits as to angle and low flow of water required to get a concentrate. The required low angles and low water volume resulted in considerable problems with balls of clay.  Samples require sufficient agitation prior to getting accurate tests.  However, even with these problems, concentrates from both samples were obtained. No accurate weights were possible but concentration was in the vicinity of 100:1. Concentrates were dried and analyzed with a portable XRF unit.  The sample from the top of the tails read up to 2 opt Au and the sample from the bottom of the tails read 20 and 30 opt Au. Microscopic examination of the concentrates showed the top sample consisted mostly of quartz and pyrite/arsenopyrite while the concentrates from the base were darker with more chalcopyrite, darker sulfides and darker silicates.

Two immediate conclusions can be made. A gravity concentrate can be made and significant gold assays are indicated. While these tests were rather crude, the results certainly justify further work utilizing modem concentration technology (Reichert Spirals, centrifuges, and modem jigs, etc.) and controlled weights and assays. Actual concentration ratios and recovery percentages can be calculated.  Values of other minerals can also be calculated. With the material already ground and on the surface, the Company anticipates continued very low cost operation.

After reviewing the results from gravity float concentration and the subsequent projected losses of micro-fine materials, Hondo has begun leaching or Aqua-Regia recovery testing. It is management’s belief this is the way to optimize output from the Tennessee Mine tailings.

(e)	Tennessee Mine Tailings Application

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

(f)	Mineralization

The Tennessee/Schuylkill Property is situated in the Wallapai Mining District (hereinafter the “District) of the Cerbat Mountain Range northeast of Kingman, Arizona. The District is about 10 miles long and 4 miles wide, trending NW obliquely across the Cerbat Range.  There are about 225 mines, plus an estimated 1,000 shallow pits, shafts, and prospects in the District.

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

The structure of the rocks is complex.  Gneissic and schistose structures are common; the prevailing schistosity strikes NE with steep dips either NW or SE.  Large and small folds, generally with NE trends, are common.  The most predominant fold is near Chloride where the outcrop pattern of the amphibolite indicates a northeast-plunging anticline.  Prominent joint systems, sheeting, and small shear zones, commonly with NW strikes, are abundant.  Faulting is widespread and is usually well expressed by a prominent system of northwest-trending fault fissures in which many of the later veins are located.  The dips of the fissures are generally steep, and NE dips predominate.  In places, the fault fissures are in conjugate systems.  The fissures show much branching and in a few places, considerable horse-tailing.  Gouge and breccia, as well as numerous tear faults in the walls, are present along some fault fissures.  The direction of the striations along the walls of the faults is nearly horizontal in places, but a greater number of striations show dips ranging from horizontal to parallel with the dip of the steep fault surface.

Deposits are mesothermal veins of prevailing northwestward strike and steep dip.  Their gangue is quartz, in many places shattered and re-cemented by later calcite.  The primary minerals are common sulfides of iron, lead, zinc and silver.  Gold occurs locally in the sulfide zones.  Oxidized zones contain secondary lead minerals, native silver, gold and silver chloride.

(g)	Principal Products from the Mines

Hondo anticipates generating revenue from the sale of zinc, gold and silver.

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

Year	Gold Price (USD) on the London Bullion Market
	High	Low	Avg
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,053	1,421	1,225
2011	1,895	1,319	1,571
2012 (through July 31)	1,692	1,602	1,642

Source: London Metal Exchange

VI.	FULL LIST OF MINING CLAIMS

Listing of current mining properties:

Patented Mining Claims:	Non-Patented BLM Claims:

• Schuylkill • Tennessee • Tennessee South • Molly Gipson • Bullion Beck • Little Wonder • Montana • Arizona • Great Lead • Terminal Mill Site • Lucky Boy (Pending) • Queen (Pending)	• Tennessee Extension • Elkhart • Turtle Shell • Daisy • Miss Maggie • Lady • Western Extension Great Lead • Romeo • Randy Bell • Sir • Stair Step • Raven

•     Lucky Baldwin (Pending)
•     Samoa (Pending)
•     Silver Monster
•     Golden Gem
•     Exchequer
•     Ra
•     Quaker
•     Red Seal
•     Siwash
•     Hondo Millsite 1-7
•     Sullivan Lode
•     Minnesota
•     Conner
•     Metallic Accident
•     Skyscraper
•     Summit
•     Towne
•     Bryan
•     Wonder
•     Daisy Twins
•     Twins Extension

•     Calamity
•     Temperance
•     North East Bullion
•     St. Louis Claims 1-10  = 100 Acres
•     Gunslinger
•     Old Shoe
•     Gold Toe
•     Silver Ditch
•     Flat Iron
•     Metal Sock
•     Mole Gold
•     Northern Extension Bullion Beck
•     Valero
•     Drunken Mule

Figure 8. Mineral Rights - 540 acres Total Acres Owned, Claimed and Pending 1,260

Hondo Minerals’ principal assets are located in the Wallapai Mining District of the Cerbat Mountain Range northeast of Kingman, Arizona. The District is about 10 miles long and 4 miles wide, trending NW obliquely across the Cerbat Range.  There are about 225 mines, plus an estimated 1,000 shallow pits, shafts, and prospects in the District. In addition to being located in premier silver regions, both assets possess characteristics that differentiate them from other silver projects.

VII.	RECENT DEVELOPMENTS

On September 29, 2011 the Company released a progress report announcing that the Company intends to list its shares on the American Stock Exchange as soon as practical. A listing involves satisfying a number of regulatory requirements, including SEC filings, capital adequacy, and minimum levels of trading volume and price. There is no guarantee that the Company will be able to meet these requirements and achieve the listing. The Company continues to evaluate potential investment banking relationships to assist in implementing strategies to achieve the listing, as well as increase liquidity and research coverage.

On November 17, 2011 Hondo provided a Corporate Update announcing that the Company was completing construction of its first commercial scale extraction plant that will be used to process the one million ton tailings pile present at the Old Tennessee Mine in Chloride, Arizona. At that time the Company intended to extract gold, silver, zinc, lead, and other metals that it believed to be present in the pile.  The Company took delivery, installed, tested, and began operating all equipment necessary for commercial scale production of the leaching step of the extraction process. Leaching vats were modified to remove agitators and add aeration systems to improve the consistency of the leaching process. The Company was able to leach four ton batches at that time.  The Company took delivery of production scale ELeach solvent generators, and installed and fine-tuned them. Each generator can produce 200 liters/minute of the high pH electrolyzed water that is the key technical innovation of the ELeach process. Two machines were delivered from Innovative Designs and Technology (Japan), at a cost of over $250,000 each. The Company expects the generators to be fully installed and operational in December. Until the large generators are operational, the Company is using its small lab-scale solvent generators (4 liters/minute) to test and refine the leaching process step.

At that time, the Company ordered, and was awaiting delivery of, the production scale electroplating systems known as RenoCells. Electroplating is a standard process to remove metals from the pregnant solution created by the leaching process step. Electrical current is applied to a conductor, which causes the metal to precipitate on the conductor. The conductor is then burned away to leave metal.

The RenoCell is a proprietary machine which performs electroplating on a carbon mesh. The Company is using the RenoCell rather than traditional electroplating systems because of the RenoCell’s ability to electroplate in a three dimensional environment, which increases efficiency. Hondo expected the RenoCell systems to be installed and operational within three weeks after delivery. Until volume RenoCells were installed, the Company extracted metal in very small batches with its lab-scale system.

The Company also completed its on-site, self-contained laboratory in Chloride. The final equipment installed included two spectrometers as well as traditional assay equipment. With the lab fully outfitted, the Company was able to replicate its proprietary ELeach extraction process on a small scale, which enabled quick testing of proposed process improvements. The spectrometers enabled technicians to closely monitor the production extraction process, test optimization strategies on-site, and research prospective properties with in-house assay work.

On December 12, 2011, Skip Headen resigned from all corporate offices with the Company.  Mr. Headen still served as an Independent Director for the Company. The resignation did not involve any disagreement with the Company.

On December 12, 2011, the Board appointed Chris Larson as Chief Financial Officer, Secretary and as a Member of the Board of Directors of the Company.

On January 5, 2012 the Company announced preliminary success with its processing facility at the Old Tennessee Mine in Chloride, Arizona. The Company produced commercial quantities of pregnant leached solution (PLS) using its exclusive ELeach process. Metal was extracted from the PLS using its Renocell electroplating systems. The Company filled two of its Renocells with metals and dried the Renocells, the final step in preparation for metal extraction.

On January 10, 2012 the Company announced it has successfully completed its first metals pour of precious and base metals dore at the processing facility at the Old Tennessee Mine in Chloride, Arizona.

On January 18, 2012 the Company announced assay results from recently poured dore bars. Accordingly, these early test results indicated gold content was at or above the Company’s previously projected range for commercial production of 1 ounce of gold per ton of tailings processed.

In the weeks following January 18, 2012, the Company completed the commercial processing facility, proved the efficiency of the proprietary ELeach process, and found gold in the range of previous estimates. The Company continued to test the first dore bars for additional precious metals, in order to both better characterize the tailings pile, and to fine-tune its extraction process.

This first sample testing was aimed specifically for gold content, and was the culmination of several milestones reached in the first quarter of 2012. Initial testing for the sample materials was completed with industry leading instrumentation including the Thermo Scientific iCAP 6300 ICP mass spectrometer and the Oxford Instruments X-8000 XRF Laboratory analyzer. The ICP or Inductively Coupled Plasma Optical Emission Spectrometer is well established, multi-element analyzer that is currently trained to read 71 elements as low as parts per billion. The XRF or X-ray Fluorescence works by exposing samples to a beam of X-rays. The atoms of the sample absorb the energy and become temporarily excited. In turn the excited sample emits secondary X-rays with each element emitting unique energy. The tool measures the intensity of the emitted X-rays and provides reliable qualitative and quantitative results.

On February 22, 2011 the Company increased its authorized shares of common stock from 75,000,000 to 200,000,000.  The par value remained the same at $.001.

On March 8, 2012, the Company announced that it had begun using its proprietary E-Leach extraction technology to evaluate several mining company’s resources.   The initial executed agreements represent the first success in the Company’s expanded business model, which contemplates supplying its proprietary extraction technology to mine operators under joint ventures or licensing arrangements. To date, E-Leach has only been used at Hondo’s flagship property, the Old Tennessee Mine in Chloride, Arizona.

During the nine months ended April 30, 2012 the Company sold 4,089,400 shares of its common stock at $.50 per unit for net proceeds of $2,044,700.  A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

During the month of April 2012, the Company received $1,000,000 cash proceeds through a senior loan agreement.  In connection with the $1,000,000 senior loan payable were one million Class ‘G’ warrants and one million Class ‘H’ warrants.  The Class ‘G’ warrants have an exercise price of $0.50, while the Class ‘H’ warrants have an exercise price of $0.75; both classes of warrant may be exercisable for the purchase of three shares of the Company’s common stock.  All unexercised warrants expire on April 30, 2014.  These warrants were valued at $415,856 using the Black-Scholes-Merton Valuation Model with the stock price on the date of the grant at either $0.43 for warrants associated to the senior loan dated April 26, 2012, or $0.35 for warrants associated to the senior loan dated April 30, 2012.  The expected volatility was calculated at 76.06%, while the risk-free rate-of-return of 0.26% was based on a two-year Nominal Treasury constant maturity

Subsequent to the quarter ended April 30, 2012, the Company received an additional $250,000 cash proceeds through the senior loan agreement, also with warrants attached.

As of July 31, 2012 the Company had issued an aggregate of 11,716,880 shares of common stock, par value $0.001 per share to Ironridge Global IV, Ltd. (“Ironridge”) necessary to perfect the settlement of $1,648,544.39 in bona fide accounts payable of the Company. The stipulated settlement effectively ended the litigation and we do not anticipate future litigation with Ironridge Global IV, Ltd. unless we must defend or assert our rights in law or equity under the terms of the settlement.

As referenced in previous Form 10-Q in Quarterly Developments, the Company experienced substantial delays in the delivery and implementation of the RenoCell system. However, as of June 7, 2012, the Company had finally received and installed its 24 Bank RenoCell system and other extraction equipment and testing has begun on the entire production circuit for initial operation. During the period of the delay the Company doubled its potential processing capacity with the installation of the additional equipment. On October 31, 2012, the Company declined to extend its contract with Advanced Natural Technology Services (“A.N.T.S.”) because it failed to achieve its projections.

VIII.	EMPLOYEES

As of the date of this report, Hondo has 4 employees. However, Hondo pays an independent contractor that has 38 full-time employees working at the Tennessee Mine and tailings pile.  Hondo may use third-party consultants to assist in the completion of various projects. Third-parties are instrumental to keep the development of projects on time and on budget. Management expects to continue to use consultants, attorneys, and accountants as necessary.

IX.	EXECUTIVE OFFICES

Executive offices are located at 15303 N. Dallas Parkway,, Suite 1050 Addison, Texas  75001.

ITEM 1A.	RISK FACTORS

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

On October 26, 2012, Ironridge filed an Ex Parte Application to enforce a provision of the Stipulated Settlement entered into with the Company on April 18, 2012. Ironridge moved for an order requiring the Company to issue additional shares to Ironridge in addition to the Settlement Shares already issued. The Company vehemently opposed enforcement of the Stipulated Settlement in open court on October 30, 2012. However, the Court ordered that Plaintiff prepare a Proposed Order and Judgment in accordance with the Stipulated Settlement and submit the documents for the Court’s approval.  Upon receiving Plaintiff’s Proposed Order and Judgment, the Company filed an opposition to the entry of Plaintiff’s Proposed Order and Judgment on November 3, 2012 as contrary to public policy, unconscionable and void. The Company plans to continue to aggressively defend any judgment entered on the Stipulated Settlement, zealously oppose payment of the additional shares to Ironridge and will not fail to assert the Company’s legal and equitable rights in any court of law. A judgment has yet to be entered on the matter.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

The safety and health of all employees is our highest priority. Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance production and reduce costs. Our approach towards the health and safety of our workforce is to continuously improve performance through implementing robust management systems and providing adequate training and safety incentives.

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). During the fiscal year ended July 31, 2012, our TRIR (including contractors) was 3 per 200,000 man-hours worked, compared to the preliminary metal mining sector industry average reported by the U.S. Mine Safety and Health Administration (MSHA) for 2011 of 2.29 per 200,000 man-hours worked. We strive to substantially reduce our TRIR during the upcoming year.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.”

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning March, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “HMNC.OB.” Because we are quoted on the OTC Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

The following table sets forth the low and high closing sales prices of shares of our common stock, as reported by the OTC Bulletin Board:

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended April 30, 2011	1.01	2.03
Three Months Ended July 31, 2011	$3.87	$2.02
Three Months Ended October 31, 2011	$2.29	$1.40
Three Months Ended January 31, 2012	$2.04	$1.30
Three Months Ended April 30, 2012	$1.67	$0.48
Three Months Ended July 31, 2012	$.52	$.16

I.	HOLDERS

As of the date of this report, there were approximately 1,414 holders of record of common stock.

II.	DIVIDENDS

Historically, Hondo has not paid any dividends to the holders of common stock and Hondo does not expect to pay any such dividends in the foreseeable future as Hondo expects to retain our future earnings for use in the operation and expansion of its business.

III.	RECENT SALES OF UNREGISTERED SECURITIES

For recent sales other than previously reported, please see notes to financial statements included herewith in Note 7.

IV.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Hondo has not established any compensation plans under which equity securities are authorized for issuance.

V.	PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

Hondo did not purchase any shares of common stock or other securities during the year ended July 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

At July 31, 2012, we had total assets of $14,049,298, compared to total assets of $10,182,646 at July 31, 2011. We had cash of $22,118 at July 31, 2012. Total liabilities at July 31, 2012 were $1,207,409 compared to total liabilities of $308,325 at July 31, 2011. Total liabilities as of July 31, 2012 were comprised primarily of payables and accrued expenses. Total shareholders’ equity was $14,049,298 at July 31, 2012, compared to $9,874,321 at July 31, 2011. Components of the change in shareholders’ equity related to sales and to sales and issuances of common stock and net losses during the period.

I.	OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended July 31, 2012, net cash flows used in operating activities were ($1,575,308), compared to net cash flows used in operating activities for the year ended July 31, 2011 of $35,264.

II.	INVESTING ACTIVITIES

For the year ended July 31, 2012, net cash flows used in investing activities were ($4,046,008). Net cash flows used in investing activities were ($4,950,854) for the year ended July 31, 2011. Net cash for both periods was primarily used in building of mining plant.

III.	FINANCING ACTIVITIES

We have financed our operations primarily through advancements or the issuance of equity and debt instruments. For the years ended July 31, 2012 and July 31, 2011, we generated $3,591,386 and $6,957,000 from financing activities, respectively

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.	RESULTS OF OPERATIONS

Hondo has generated no revenues since inception and has incurred $6,176,502 in operating expenses for the year ended July 31, 2012. These expenses were comprised of $1,151,435 in officers and directors’ fees; $4,177,433 in professional fees and $847,634 in corporate, general and administrative costs for the year ended July 31, 2012.  We incurred operating expenses of $1,768,472 for the year ended July 31, 2011. The net loss for the year ended July 31, 2012 was $6,454,802. The following table provides selected financial data about the Company for the years ended July 31, 2011 and 2010.

Balance Sheet Data	July 31, 2011	July 31, 2012
Cash and Cash Equivalents	$2,052,048	$22,118
Total Assets	$10,182,646	$14,049,298
Total Liabilities	$308,325	$1,207,409
Shareholders’ Equity (Deficit)	$9,874,321	$12,841,889

II.	LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, the Company’s cash balance was $22,118 compared to $2,052,048 as of July 31, 2011.  Hondo may not have sufficient cash on hand to continue production and to fund ongoing operational expenses beyond 12 months.

Hondo will need to raise funds in the future to fund possible acquisitions or further production. Additional funding will likely come from equity financing from the sale of common stock. If successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company.  Hondo does not have any financing arranged and cannot provide investors with any assurance that we will be able to raise additional funding from the sale of common stock.  There are no assurances that Hondo will be able to achieve further sales of common stock or any other form of additional financing.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

III.	PLAN OF OPERATION

In 2011, Hondo constructed a pilot production plant and completed the installation of lab facilities and saw a movement from a construction mode to full production mode through the first half of 2012. Hondo will continue to expand upon mining operations and opportunities not only at the Tennessee/Schuylkill facility, but at other properties acquired throughout the year.

Currently, the research and development teams and the construction and installation personnel are finalizing Hondo’s facilities at the Tennessee Mine that will carry the Company into production.  Early trial runs of the pilot facility have returned favorable results for production that may exceed previously planned capabilities.

The objectives of our current year end program will be:

(A)  Step into full production at the pilot facility.
(B)  Begin 24-hour operation of tailings processing.
(C)  Start excavations of known deposits.
(D)  Begin design of automated facility.
(E)  Complete testing of all acquired properties.

IV.	OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States "GAAP". We describe our significant accounting policies in the notes to our audited financial statements as of July 31, 2012.

Some of the accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of our assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates and could materially affect the carrying values of our assets and liabilities and our results of operations.

The following is a summary of the more significant judgmental estimates and complex accounting principles, which represent our critical accounting policies.

Property, Plant and Equipment

Depreciation of property, plant and equipment is on a straight line basis beginning at the time it is placed in service, based on the following estimated useful lives:

Years

Machinery and equipment	3-15
Furniture and fixtures	3-10
Engineering equipment	5-12

Leasehold improvements are depreciated at the lesser of the remaining term of the lease or the life of the asset (generally three to five years).

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment has not been placed into service as of July 31, 2012.

Environmental Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Securities Exchange Act of 1934 Reports

We maintain an Internet website at the following address: hondominerals.com The contents of the website are not incorporated into this Form 10-K or into our other filings with the SEC. The Company makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 8.	FINANCIAL STATEMENTS

HONDO MINERALS CORP.

K W C O, P C
Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hondo Minerals Corporation
Addison, TX  75001

We have audited the accompanying consolidated balance sheets of Hondo Minerals Corporation as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2012. Hondo Minerals Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hondo Minerals Corporation as of July 31, 2012 and 2011, and the results of its consolidated operations and its consolidated cash flows for the two-year period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s KWCO, PC

KWCO, PC

Odessa, Texas

October 26, 2012

Hondo Minerals Corporation
CONSOLIDATED BALANCE SHEETS
July 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$22,118	$2,052,048
Prepaid assets	32,402	59,386

Total Current Assets	54,520	2,111,434

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	226,986	56,428
Mining equipment	6,249,238	4,129,601
Plant and buildings	4,904,272	1,539,387
Land and mineral properties, net of $920,000 allowance for impairment	2,574,318	2,278,513
Accumulated depreciation	(37,213)	—

Total Properties, Equipment, and Buildings	13,984,784	8,071,112

Other Assets	9,994	100

TOTAL ASSETS	$14,049,298	$10,182,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior loan payable, net of $403,071 debt discount	$846,929	$—
Promissory notes payable	125,000	—
Note payable - related party	21,686	—
Accounts payable and accrued liabilities	112,531	293,066
Accounts payable - related parties	101,263	15,259

Total Current Liabilities	1,207,409	308,325

Shareholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 82,546,170 and 57,711,390 shares issued and outstanding at July 31, 2012 and 2011, respectively	82,546	57,711
Additional paid-in capital	22,618,382	13,220,847
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(9,846,118)	(3,391,316)

Total Shareholders’ Equity	12,841,889	9,874,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,049,298	$10,182,646

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended July 31, 2012 and 2011

	2012	2011

Revenue
Mineral Sales	$—	$—
Cost of Revenue	129,489	—
Gross Loss	(129,489)	—

Operating Expenses
Officers’ and directors’ fees	1,151,435	761,050
Professional fees	4,177,433	707,774
General and administrative	847,634	299,648
Total General and Administrative	6,176,502	1,768,472

Loss from Operations	(6,305,991)	(1,768,472)

Other Income (Expense)
Other income	18,183	15,930
Interest expense	(166,994)	(28,548)

Net (Loss)	$(6,454,802)	$(1,781,090)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	66,424,837	41,352,159
(Loss) per share	$(0.10)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended July 31, 2012 and 2011

				Additional
	Common Stock		Treasury	Paid in	Retained
	Shares	Amount	Stock	Capital	(Deficit)	Total
Balance, July 31, 2010	28,509,140	$28,509	$(12,921)	$3,454,560	$(1,610,226)	$1,859,922
Shares issued for officers’ and directors’ fees	2,546,500	2,546	—	758,504	—	761,050
Shares issued for services	796,750	797	—	374,278	—	375,075
Shares issued for services-related party	193,000	193	—	84,807	—	85,000
Donated management services	—	—	—	3,000	—	3,000
Shares issued for interest--related party	537,250	537	—	26,325	—	26,862
Shares issued for payment of short-term loans--related party	7,855,000	7,855	—	384,896	—	392,751
Shares issued for payment of short-term loans	50,000	50	—	2,450	—	2,500
Shares issued for acquisition of mining equipment and buildings	3,163,500	3,164	—	1,189,087	—	1,192,251
Shares issued in private placement	14,060,250	14,060	—	6,942,940	—	6,957,000
Net (loss)	—	—	—	—	(1,781,090)	(1,781,090)

Balance, July 31, 2011	57,711,390	57,711	(12,921)	13,220,847	(3,391,316)	9,874,321
Shares issued for officers’ and directors’ fees	3,477,000	3,477	—	1,147,958	—	1,151,435
Shares issued for services-related party	330,000	330	—	164,670	—	165,000
Shares issued for services	3,128,000	3,128	—	1,321,652	—	1,324,780
Shares issued for acquistion of mining plant and equipment	1,893,500	1,894	—	596,096	—	597,990
Shares issued for settlement of claims	11,716,880	11,717	—	1,636,837	—	1,648,554
Warrants granted on senior loan agreements	—	—	—	537,428	—	537,428
Warrants granted for services	—	—	—	1,802,483	—	1,802,483
Shares issued for warrants exercised	200,000	200	—	149,800	—	150,000
Shares issued in private placement	4,089,400	4,089	—	2,040,611	—	2,044,700
Net (loss)	—	—	—	—	(6,454,802)	(6,454,802)

Balance, July 31, 2012	82,546,170	$82,546	$(12,921)	$22,618,382	$(9,846,118)	$12,841,889

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended July 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net (loss)	$(6,454,802)	$(1,781,090)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	37,213	—
Common stock issued for services--related party	165,000	375,075
Common stock issued for services	1,324,780	85,000
Common stock issued for officers’ and directors’ fees	1,151,435	761,050
Common stock issued for interest-related party	—	26,862
Warrants granted for services	1,802,483	—
Donated management services	—	3,000
Amortization of debt discount	134,357	—
Changes in current assets and liabilities:
Accounts receivable	—	4,200
Prepaid assets	26,984	(59,386)
Accounts payable and accrued liabilities	151,238	293,066
Accounts payable - related parties	86,004	327,487

Net cash (used) provided by operating activities	(1,575,308)	35,264

Cash flows from investing activities:
Purchase of vehicles	—	(67,183)
Purchase of office equipment	(170,558)	(56,428)
Purchase of mining equipment	(495,708)	(3,301,826)
Purchase of buildings	(3,074,043)	(1,163,379)
Purchase of land and mining properties	(295,805)	(362,038)
Deposit on office space	(9,894)	—

Net cash (used) in investing activities	(4,046,008)	(4,950,854)

Cash flows from financing activities
Proceeds from shareholder loans	1,396,686	—
Proceeds from exercise of warrants	150,000	—
Sale of common stock	2,044,700	6,957,000

Net cash provided by financing activities	3,591,386	6,957,000

Net (decrease) increase in cash and cash equivalents	(2,029,930)	2,041,410
Cash and cash equivalents, beginning of year	2,052,048	10,638

Cash and cash equivalents, end of year	$22,118	$2,052,048

The accompanying notes are an integral part of these financial statements
(Continued)

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended July 31, 2012 and 2011
(Continued)

	2012	2011
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$32,637	$—
Income Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for buildings and mining equipment	$597,990	$1,192,251
Acquisition of buildings and mining equipment	(597,990)	(1,192,251)
Common stock issued for settlement of claims	1,648,554	2,500
Assets acquired through settlement of claims	(1,648,554)	392,751
Payment of short-loan loan	—	(2,500)
Payment of short-loan loan--related party	—	(392,751)
Valuation of warrants associated to debt	(537,428)	—
Issuance of warrants associated to debt	537,428	—
	$—	$—

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 1 – Organization and Business Activity

Hondo Minerals Corporation, formerly Tycore Ventures Inc. (“Tycore”) was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On February 22, 2011, Tycore changed its name to Hondo Minerals Corporation (“Hondo” or the “Company”).

On February 8, 2011, the two controlling shareholders of Tycore and Hondo Minerals, Inc. (“HMI”) entered into an agreement to merge the two companies into a single entity.  By agreement, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of Hondo.  At the time of the merger the two controlling shareholders owned 71.4% of Tycore and 58.0% of HMI.  Due to the common control, the historical basis of accounting of each company was maintained and the accompanying financial statements and historical accounting information represents combined amounts.

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States, Canada and Mexico with mineral reserves consisting of precious metals or non-ferrous metals.  Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona.  The Company’s main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine.  Hondo also owns various mining claims in Colorado and Utah but none are operational as of July 31, 2012.

In mid-July 2012, the Company began processing tailings; however, the Company has yet to realize any revenues from those operations.  During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 cells of metals that have yet to be evaluated.  Due to the processing issues with the equipment and the smelting process, the Company is unable to estimate any revenue from the cells collected.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hondo Minerals, Inc.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany transactions and account balances have been eliminated in consolidation.

Going Concern—As shown in the accompanying consolidated financial statements, the Company has limited cash and no revenues and has accumulated a deficit of $9,846,118 as of July 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and short term borrowings if necessary that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  Warrants were valued using the Black-Scholes-Merton valuation model.  The fair value of the warrants at July 31, 2012 and 2011 was as follows:

	Quoted Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total
Warrants	(Level 1)	(Level 2)	(Level 3)
2012	$—	$2,339,911	$—	$2,339,911
2011	$—	$—	$—	$—

Financial Instruments—The Company’s financial instruments consist principally of cash, prepaid expenses, and accounts payable.  Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assts.  The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or duration.

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

Property and Equipment—Expenditures for new facilities or equipment and expenditures that extend the useful lives or expand the production capacity of existing facilities or equipment are capitalized and depreciated using the straight-line or units of production method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities based on proven and probable reserves.  As of July 31, 2012, depreciation expense of $37,213 included only straight line depreciation of vehicles and office equipment as lack of production precluded any units of production depreciation.

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

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

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

Mining Development Costs—Mine development costs are amortized using the units of production method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.  As of July 31, 2012, no mines are in production therefore none are being amortized.

Revenue Recognition—The Company has not yet achieved any revenues.  Revenue will be recognized on gold, silver, and other metal sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured.

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

Advertising Costs—The Company expenses advertising costs as these are incurred.  Marketing expenses totaled $532,014 and $108,698 in 2012 and 2011, respectively.

Income Taxes—The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit, if any, by recording the change in either the net deferred income tax liability or asset balance for the year.

At July 31, 2012 and 2011 the Company recorded a valuation allowance against all of its deferred income tax assets which it believes, based on the weight of available evidence; it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Stock-based Compensation—The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505 “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements—The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Concentrations of Credit Risk—Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of July 31, 2012, account balances did not exceed federally insured limits.

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Reclassifications—Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Note 3 – Related Party Transactions

During the years ended July 31, 2012 and 2011, the Company had the following related party transactions:

	2012		2011
	Shares	Amount	Shares	Amount
Common stock issued for directors’ and officers’ fees	3,477,000	$1,151,435	2,546,500	$761,050
Common stock issued for payment of interest on short-term loans	—	—	537,250	26,862
Common stock issued for payment of short-term loans	—	—	7,855,000	375,075
Common stock issued for consulting services - other shareholders	330,000	165,000	193,000	85,000
	3,807,000	$1,316,435	11,131,750	$1,247,987

As of July 31, 2012 and 2011, the Company owed $101,263 and $15,259 respectively to several principal shareholders for cash advances for operations.

The Company periodically borrows short-term operating funds from a finance company that the Company’s Chief Financial Officer owns a partial interest in.  As of July 31, 2012, the Company owed this finance company $21,686.

Note 4—Warrants

During the years ended July 31 2012 and 2011, equity was raised through a private placement agreement.  Per the subscription agreement, each subscriber is entitled to one 3 year warrant at $2.00 and one 3 year warrant at $3.00 per each share bought.  As a result of the private placement there were 26,658,000 warrants issued in 2011 and 8,178,800 issued in 2012.  During the fiscal year ended 2012, the Company also issued 7,524,000 warrants to individuals in connection with consulting services related to investor relations and senior loans payable. Total warrants outstanding at July 31, 2012 were 45,160,800.  There were 29,658,000 warrants outstanding at July 31, 2011.

The following table summarizes warrant activity for the years ended July 31, 2012 and 2011:

		Weighted	Weighted
		Average	Average
	Number	Price	Life (Years)
Outstanding, July 31, 2010	3,000,000	$0.83	0.42
Granted	26,658,000	2.50	1.83
Forfeited	—	—	—
Exercised	—	—	—

Outstanding, July 31, 2011	29,658,000	2.33	1.36
Granted	15,702,800	1.74	1.67
Forfeited	—	—	—
Exercised	(200,000)	0.75	—

Outstanding, July 31, 2012	45,160,800	$2.27	1.53

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 5 – Impairment of Mining Property

In May 2010, the company acquired a mining claim in Juab County, Utah for $100 and the granting of 3,000,000 warrants to purchase the Company’s common stock.  The warrants were valued at $1,020,000 and the Juab County mining property was valued at $1,020,000.  At July 31, 2010 management revised the value of the mining property and determined that an impairment allowance of $920,000 should be reserved on this property based on the estimated net realizable value of the property.  No other impairments have been considered necessary by the Company’s management.

Note 6 – Stock Transactions

The following is a summary of stock transactions for the fiscal years ended July 31, 2012 and 2011:

	2012		2011

	Shares	Amount	Shares	Amount
Officers’ and directors’ fees	3,477,000	$1,151,435	2,546,500	$761,050
Services-related party	330,000	165,000	193,000	85,000
Services	3,128,000	1,324,780	796,750	375,075
Acquistion of mining plant and equipment	1,893,500	597,990	3,163,500	1,192,251
Settlement of accounts payable claims	11,716,880	1,648,554	—	—
Exercise of warrants	200,000	150,000	—	—
Private placement	4,089,400	2,044,700	14,060,250	6,957,000
Payment of interest-related party	—	—	537,250	26,862
Payment of short-term loans-related party	—	—	7,855,000	392,751
Payment of short-term loans	—	—	50,000	2,500
Warrants granted for services	—	1,802,483	—	—
Warrant granted on senior loan agreements	—	537,428	—	—

	24,834,780	$9,422,370	29,202,250	$9,792,489

Note 7 – Senior Loan Payable and Notes Payable

Senior Loans Payable represent borrowings from various individuals totaling $1,250,000.  The notes are 10% (ten percent) notes due on April 30, 2012.  Interest is payable quarterly on July 31, 2012, October 31, 2012, January 31, 2013, and April 20, 2013.  An interest payment of $32,637 was made on July 31, 2012.  Borrowings are secured by Company assets.

In conjunction with these borrowings, the Company issued 1,250,000 class “G” warrants and 1,250,000 class “H” warrants.  Class “G” warrants are exercisable to purchase 3 shares of the Company’s common stock for $.50 per share, and Class “H” warrants are exercisable to purchase 3 shares of the Company’s common stock for $.75 per share.  Both the “G” and the “H” warrants are immediately exercisable and expire on April 30, 2014.  The warrants were valued using the Black-Scholes-Merton valuation model using a volatility rate of 76.6% and a risk free rate of return of .26%.  Stock prices on the grant dates were between $.35 and $.43.  The total value of the warrants was $537,428 and was recorded as a debt discount to the notes payable to be amortized over the life of the loan using the interest method. The amount of amortization charged to interest expense during the year ended July 31, 2012 was $134,357.

Promissory Notes Payable represents borrowings from 2 individuals totaling $125,000.  The notes carry an interest rate of 10% (ten percent) and are due on August 31, 2013 with interest payments due quarterly on November 30, 2012, February 28, 2013, May 31, 2013, and August 31, 2013.

Notes payable-related party is a short term note payable to a finance company partially owned by the Company’s Chief Financial Officer.  The note bears an interest rate of 5% and was payable on October 15, 2012.

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

Note 8 – Federal Income Taxes

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate.  The reasons for the difference and the related tax effects for the fiscal years ended July 31, 2012 and July 31, 2011:

	2012	2011

Tax benefit at stautory rates of 34%	$2,194,633	$605,571
Non-deductible expenses	(394,909)	(268,989)
Change in valuation allowance	(1,799,724)	(336,582)

Net income tax benefit	$—	$—

The components of the deferred tax assets are as follows:

	2012	2011

Deferred tax assets
Net operating loss carryforward	$(2,628,106)	$(834,196)
Deferred contributions	(5,814)	—

Total deferred tax asset	(2,633,920)	(834,196)
Less: valuation allowance	2,633,920	834,196

	$—	$—

The Company has no deferred tax liabilities.

At July 31, 2012, the Company had a federal income tax net operating loss carry forwards of approximately $7,642,000 to offset future taxable income, which begins to expire in 2029, therefore, there was no income tax expense or payable as of July 31, 2012.

Note 9 – Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011

In April 2012, the Company’s Board of Directors’ approved the settlement of a lawsuit through the issuance of the Company’s common stock pursuant to nonpayment of certain accounts payable and purchase obligations that the Company made in early 2012.  These obligations amounted to $1,648,554.  The number of shares to be issued for the obligation is to be determined through a “calculation period” determined through a calculation of volume of shares traded and daily average share price.  This pricing period continues from the issuance date of April 26, 2012 until the Company’s aggregate trading volume of its common stock reaches $5,000,000.  As of July 31, 2012, the Company had been issued 11,716,880 shares of the Company’s common stock and the Company’s trading volume for the “calculation period” approximated $1,500,000.  No estimate of the amount of additional shares had been calculated as of July 31, 2012.

Note 10 – Subsequent Events

Subsequent to July 31, 2012 through the date these consolidated financial statements were available for issuance, the Company raised $680,000 through issuing Senior Loan Agreements.  These agreements include the issuance of 1,890,000 shares of the Company’s common stock valued at $98,600.  All of these loans are due on August 31, 2013 and carry an interest rate of 10%.  The interest payments are due quarterly.  In the opinion of the Company’s management, there have been no other significant subsequent events since July 31, 2012.

END OF FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

I.	DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of July 31, 2012.

II.	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2012 was not effective for the reasons described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of July 31, 2012.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended July 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of July 31, 2012, for the following reasons:

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

III.	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended July 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
William Miertschin 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	65	President, CEO, and Director

Chris Larson 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	40	CFO and Director

J.C. “Skip” Headen 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	50	Secretary, Treasurer and Director

Ben Botello 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	60	Director

Howard Siegel 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	68	Director

William Miertschin - age 65, is the President, Chairman of the Board, and Chief Executive Officer and has been an officer and director since March 2006.  He was recently named Chief Executive Officer.  Mr. Miertschin is a 1972 graduate of the University of Texas (Austin).  Between 1975 and 1985, he was employed by NL Industries, Gulf Oil Corp. and MESA Petroleum Co. in the oil and gas industry in New Mexico and West Texas.  Since 1986, he has been a private investor and a consultant to the oil and gas industry.

J. C. “Skip” Headen - age 50, Rockwall, Texas, has been Secretary since November 19, 2010 and a Director since September 23, 2010.  Previously, he was Chairman and CEO of Grand Central Silver Mines, Inc., a publically traded diversified mining property Company with claims in Utah and Idaho from 1999 to 2009.  He attended Richland College and the University of North Texas.

Ben Botello - age 60, Houston, Texas, has been a Director since June 2007.  He is a graduate of the University of Houston and also holds a Masters of Business Administration degree from Syracuse University.  He has been the owner of Telkin Sheetmetal, Inc. since 1986, a metal fabricating business located in Houston, Texas.

Howard Siegel - age 68, Houston, Texas, is an attorney licensed to practice law in the State of Texas and has been a practicing attorney for over 40 years.  He holds a law degree from St. Mary’s University Law School.  Mr. Siegel’s law practice includes tax, real estate, and corporate law matters.  He previously worked for the Internal Revenue Service, Tenneco, Inc., The Superior Oil Company and Bracewell & Patterson.  He has served as a Director in public and private corporations, including Hondo Minerals, Inc., Australian Canadian Oil Royalties, Ltd., and Syndication, Inc.

Chris Larson – age 40, Chris acted as CFO of Cash Systems, Inc., a NASDAQ traded (symbol: CKNN) financial services company involved in the gaming industry from 1999 to 2005. During that time Chris also was a Director of Cash Systems. 2005 through 2011 Chris has severed as President of National Cash & Credit a private financial services company.

I.	DIRECTORS

Each director serves until the next annual meeting of the stockholders or unless they resign earlier.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each director serves until a successor is elected and qualified.  Each officer is elected by the Board of Directors to a term of one (1) year and serves until a successor is duly elected and qualified, or until removed from office.  At present, members of the Board of Directors are not compensated in cash for their services to the Board.

II.	COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

III.	AUDIT COMMITTEE

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

IV.	COMPENSATION COMMITTEE

The Company has established a compensation committee of the Board of Directors, which consists of Howard Siegel, Compensation Committee Chairman and Ben Botello, Compensation Committee Member.  The compensation committee reviews and approves the Company’s salary and benefits policies, including compensation of executive officers.

V.	SECURITY HOLDERS RECOMMENDATIONS TO BOARD OF DIRECTORS

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

VI.	CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.  Please see Item 3, supra, for a discussion of any legal proceedings against the Company.

VII.	SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than officers and directors, there are no other significant employees.

VIII.	CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officers, principal accounting officers or controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended July 31, 2012.

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

		Salary	Officer Comp	Director Fees	Other Comp	Total
William Miertschin	2012	$—	$846,000	$24,225	$—	$870,225
	2011	—	513,000	122,650	—	635,650

J.C. "Skip" Headen	2012	—	102,900	24,225	50,000	177,125
	2011	—	66,400	14,850	—	81,250

Christopher Larson	2012	57,500	70,900	9,225	135,000	272,625
	2011	—	—	—	75,000	75,000

Ben Botello	2012	—	—	24,225	—	24,225
	2011	—	—	12,650	—	12,650

Howard Siegel	2012	—	—	24,225	—	24,225
	2011	—	—	12,650	—	12,650

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

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of the Company or a change in any executive officer’s responsibilities following a change in control.

I.	STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since inception. Upon the further development of business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

II.	EMPLOYMENT AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of July 31, 2012, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this current report, there are 82,546,170 shares of common stock issued and outstanding.

Total warrants outstanding at July 31, 2012 were 45,160,800.  There were 29,658,000 warrants outstanding at July 31, 2011

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

William Miertschin 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	14,181,652	16.9%

J.C. “Skip” Headen 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	574,000	0.06%

Ben Botello 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	127,800	0.015%

Howard Siegel 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	139,600	0.016%

Chris Larson 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	942,000	1.1%

All executive officers and directors as a group (4 people)	15,965,052	19.06%

Beneficial Shareholders greater than 5%

Stephen Grosberg 601 E. 20th Street, Apt. #8-c New York, NY 10010	6,560,000	7.83%

Fast-Cede & CO. 55 Water St. New York, NY 10041	23,863,510	28.5%

(1)           Applicable percentage of ownership is based on 82,546,170 shares of common stock outstanding on July 31, 2012.  Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of July 31, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of July 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of the transactions we have engaged in since January 1, 2008 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

I.	Formation and Merger

As previously disclosed, on February 8, 2011, the Company, Hondo Minerals, Inc., a Nevada corporation (“HMI”) and the shareholders of HMI (the “HMI Shareholders”), closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby the Company acquired 100% of the outstanding shares of common stock of HMI (the “HMI Stock”) from the HMI shareholders.  By agreement and after cancellations, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of Hondo. As a result of closing the transaction, Hondo shareholders now hold approximately 76% of issued and outstanding common stock.

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which the Company was or is a party since the beginning of the last fiscal year, or in any proposed transaction:

(A)	any directors or executive officers;
(B)	any nominee for election as a director;
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

For the year ended July 31, 2012 and 2011, the total fees charged to the Company for audit services, including quarterly reviews, were $68,699 and $41,120; audit-related services were $0 and $0; and tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Form S-1 filed on September 11, 2009.

3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 8, 2011.

3.2	Bylaws.	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009. Amended Bylaws Filed with the SEC on March 8, 2011 as part of our Current Report on Form 8-K

21.1	List of Subsidiaries.	Filed herewith.

10	Engagement letter agreement between Roth Capital Partners and Hondo Minerals Corporation dated November 30, 2011.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

95	Mine Safety and Health Administration Safety Data	Filed herewith.

99	8/2/12 Independent Observation of Hondo Minerals, Inc. Operations by Raph Page, BA and Dick Wullaert, PhD of Bioguard Industries, Inc.	Filed herewith.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-161868), filed with the Commission on September 11, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: November 9, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: Chief Executive Officer

Dated: November 9, 2012	/s/ Chris Larson
By: Chris Larson
Its: Chief Financial Officer