Form 10-K/A
period 2012-07-31
Hondo Minerals Corp
filed 2012-12-21
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Hondo Minerals Corporation Form 10-K for the year ended October 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on November 09, 2012.

This Amendment No.1 on Form 10-K/A amends and restates certain liabilities and expenses related to a convertible liability. Item 8 Financial Statements and financials located in the Results of Operations section, located under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.   While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently dated certifications from the Companies Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Hondo has generated no revenues since inception and has incurred $7,275,101 in operating expenses for the year ended July 31, 2012. These expenses were comprised of $1,151,435 in officers and directors’ fees; $4,197,433 in professional fees and $847,634 in corporate, general and administrative costs for the year ended July 31, 2012.  We incurred operating expenses of $1,768,472 for the year ended July 31, 2011. The net loss for the year ended July 31, 2012 was $(7,423,912). The following table provides selected financial data about the Company for the years ended July 31, 2012 and 2011.

Balance Sheet Data	July 31, 2011	July 31, 2012
Cash and Cash Equivalents	$2,052,048	$22,118
Total Assets	$10,182,646	$14,049,298
Total Liabilities	$308,325	$3,825,063
Shareholders’ Equity (Deficit)	$9,874,321	$10,224,225

II.	LIQUIDITY AND CAPITAL RESOURCES

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

We have audited the accompanying consolidated balance sheets of Hondo Minerals Corporation as of July 31,

2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended July 31, 2012. Hondo Minerals Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ KWCO, PC
KWCO, PC
Odessa, Texas

October 29, 2011, except for Notes 9 and 11,
as to which the date is December 20, 2012

Hondo Minerals Corporation
CONSOLIDATED BALANCE SHEETS
July 31, 2012 and 2011

	July 31, 2012	July 31, 2011
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$22,118	$2,052,048
Prepaid assets	32,402	59,386

Total Current Assets	54,520	2,111,434

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	226,986	56,428
Mining equipment	6,249,238	4,129,601
Plant and buildings	4,904,272	1,539,387
Land and mineral properties, net of $920,000 allowance for
impairment	2,574,318	2,278,513
Accumulated depreciation	(37,213)	-

Total Properties, Equipment, and Buildings	13,984,784	8,071,112

Other Assets	9,994	100

TOTAL ASSETS	$14,049,298	$10,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Senior loan payable, net of $403,071 debt discount	$846,929	$-
Promissory notes payable	125,000	-
Note payable - related party	21,686	-
Accounts payable and accrued liabilities	112,531	293,066
Accounts payable - related parties	101,263	15,259

Total Current Liabilities	1,207,409	308,325

Common Stock Liability	1,668,554	-
Derivative Liability	949,110	-

Total Liabilities	3,825,073	308,325

Shareholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized
82,546,170 and 57,711,390 shares issued and outstanding at
July 31, 2012 and 2011, respectively	82,546	57,711
Additional paid-in capital	20,969,828	13,220,847
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(10,815,228)	(3,391,316)

Total Shareholders' Equity	10,224,225	9,874,321

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,049,298	$10,182,646

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended July 31, 2012 and 2011

	2012	2011
	(Restated)
Revenue
Mineral Sales	$-	$-
Cost of Revenue	129,489	-
Gross Loss	(129,489)	-

Operating Expenses
Officers' and directors' fees	1,151,435	761,050
Professional fees	4,197,433	707,774
Derivative Expense	949,110	-
General and administrative	847,634	299,648
Total Operating Expenses	7,145,612	1,768,472

Loss from Operations	(7,275,101)	(1,768,472)

Other Income (Expense)
Other income	18,183	15,930
Interest expense	(166,994)	(28,548)

Net (Loss)	$(7,423,912)	$(1,781,090)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	66,424,837	41,352,159
(Loss) per share	$(0.11)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended July 31, 2012 and 2011
				Additional
	Common Stock		Treasury	Paid in	Retained
	Shares	Amount	Stock	Capital	(Deficit)	Total
Balance, July 31, 2010	28,509,140	$28,509	$(12,921)	$3,454,560	$(1,610,226)	$1,859,922
Shares issued for officers' and directors' fees	2,546,500	2,546	-	758,504	-	761,050
Shares issued for services	796,750	797	-	374,278	-	375,075
Shares issued for services-related party	193,000	193	-	84,807	-	85,000
Donated management services	-	-	-	3,000	-	3,000
Shares issued for interest--related party	537,250	537	-	26,325	-	26,862
Shares issued for payment of short-term loans--
related party	7,855,000	7,855	-	384,896	-	392,751
Shares issued for payment of short-term loans	50,000	50	-	2,450	-	2,500
Shares issued for acquisition of mining
equipment and buildings	3,163,500	3,164	-	1,189,087	-	1,192,251
Shares issued in private placement	14,060,250	14,060	-	6,942,940	-	6,957,000
Net (loss)	-	-	-	-	(1,781,090)	(1,781,090)

Balance, July 31, 2011	57,711,390	57,711	(12,921)	13,220,847	(3,391,316)	9,874,321
Shares issued for officers' and directors' fees	3,477,000	3,477	-	1,147,958	-	1,151,435
Shares issued for services-related party	330,000	330	-	164,670	-	165,000
Shares issued for services	3,128,000	3,128	-	1,321,652	-	1,324,780
Shares issued for acquistion of mining plant	1,893,500	1,894	-	596,096	-	597,990
and equipment
Shares issued for common stock liability	11,716,880	11,717	-	(11,717)	-	-
Warrants granted on senior loan agreements	-	-	-	537,428	-	537,428
Warrants granted for services	-	-	-	1,802,483	-	1,802,483
Shares issued for warrants exercised	200,000	200	-	149,800	-	150,000
Shares issued in private placement	4,089,400	4,089	-	2,040,611	-	2,044,700
Net (loss)	-	-	-	-	(7,423,912)	(7,423,912)

Balance, July 31, 2012 - Restated	82,546,170	$82,546	$12,921)	$20,969,828	$(10,815,228)	$10,224,225

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended July 31, 2012 and 2011

	2012	2011
	(Restated)
Cash flows from operating activities:
Net (loss)	$(7,423,912)	$(1,781,090)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Depreciation expense	37,213	-
Common stock issued for services--related party	165,000	375,075
Common stock issued for services	1,324,780	85,000
Common stock issued for officers' and directors' fees	1,151,435	761,050
Common stock issued for interest-related party	-	26,862
Warrants granted for services	1,802,483	-
Donated management services	-	3,000
Amortization of debt discount	134,357	-
Derivative expense	949,110	-
Changes in current assets and liabilities:
Accounts receivable	-	4,200
Prepaid assets	26,984	(59,386)
Accounts payable and accrued liabilities	171,238	293,066
Accounts payable - related parties	86,004	327,487

Net cash (used) provided by operating activities	(1,575,308)	35,264

Cash flows from investing activities:
Purchase of vehicles	-	(67,183)
Purchase of office equipment	(170,558)	(56,428)
Purchase of mining equipment	(495,708)	(3,301,826)
Purchase of buildings	(3,074,043)	(1,163,379)
Purchase of land and mining properties	(295,805)	(362,038)
Deposit on office space	(9,894)	-

Net cash (used) in investing activities	(4,046,008)	(4,950,854)

Cash flows from financing activities
Proceeds from shareholder loans	1,396,686	-
Proceeds from exercise of warrants	150,000	-
Sale of common stock	2,044,700	6,957,000

Net cash provided by financing activities	3,591,386	6,957,000

Net (decrease) increase in cash and cash equivalents	(2,029,930)	2,041,410
Cash and cash equivalents, beginning of year	2,052,048	10,638

Cash and cash equivalents, end of year	$22,118	$2,052,048
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$32,637	$-
Income Taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for buildings and mining equipment	$597,990	$1,192,251
Acquisition of buildings and mining equipment	(597,990)	(1,192,251)
Common stock issuance liability	1,668,554	2,500
Accounts payable settled through issuance
of common stock liability	(1,668,554)	392,751
Payment of short-loan loan	-	(2,500)
Payment of short-loan loan--related party		(392,751)
Valuation of warrants associated to debt	(537,428)	-
Issuance of warrants associated to debt	537,428	-
	$-	$-

The accompanying notes are an integral part of these financial statements

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Restated)

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

In mid-July 2012, the Company began processing tailings; however, the Company has yet to realize any revenues from those operations.  During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 carbon cells of metals that have yet to be evaluated.  Due to the processing issues with the equipment and the smelting process, the Company is unable to estimate any revenue from the carbon cells collected.

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

Going Concern—As shown in the accompanying consolidated financial statements, the Company has limited cash and no revenues and has accumulated a deficit of $10,815,228 as of July 31, 2012 (restated).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and short term borrowings if necessary that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  Warrants were valued using the Black-Scholes-Merton valuation model.  The fair value of the warrants at July 31, 2012 and 2011 was as follows:

	Quoted Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Warrants	(Level 1)	(Level 2)	(Level 3)
2012	$-	$2,339,911	$-	$2,339,911
2011	$-	$-	$-	$-

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

Note 3 – Related Party Transactions

During the years ended July 31, 2012 and 2011, the Company had the following related party transactions:

	2012		2011
	Shares	Amount	Shares	Amount
Common stock issued for directors' and officers fees	3,447,000	$1,151,435	2,546,500	$761,050
Common stock issued for payment of interest on short-term loans	-	-	537,250	26,862
Common stock issued for payment of short-term loans	-	-	7,855,000	375,075
Common stock issued for consulting services - other shareholders	330,000	165,000	193,000	85,000
	3,807,000	$1,316,435	11,131,750	$1,247,987

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

The following table summarizes warrant activity for the years ended July 31, 2012 and 2011:

	Number	Weighted Average Price	Weighted Average Life (Years)
Oustanding, July 31, 2010	3,000,000	$0.83	0.42
Granted	26,658,000	2.50	1.83
Forfeited	-	-	-
Excercised	-	-	-

Outstanding, Jule 31, 2011	29,658,000	2.33	1.36
Granted	15,702,800	1.74	1.67
Forfeited	-	-	-
Excercised	200,000	0.75	-

Outstanding, July 31, 2012	45,160,800	$2.27	1.53

Note 5 – Impai rment of Mining Property

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

Note 6 – Stock Transactions (Restated)

The following is a summary of stock transactions for the fiscal years ended July 31, 2012 and 2011:

	2012		2011
	Shares	Amount	Shares	Amount
Officer's and Directors' Fees	3,477,000	$1,151,435	2,546,500	$761,050
Services-related party	330,000	165,000	193,000	85,000
Services	3,128,000	1,324,780	796,750	375,075
Acquisition of mining plant and equipment	1,893,500	597,990	3,163,500	1,192,251
Common stock liability (restated)	11,716,880	1,668,554	-	-
Exercise of warrants	200,000	150,000	-	-
Private placement	4,089,400	2,044,700	14,060,250	6,957,000
Payment of interest-related party	-	-	537,250	26,862
Payment of short-term loans-related party	-	-	7,855,000	392,751
Payment of short-term loans	-	-	50,000	2,500
Warrants granted for services	-	1,802,483	-	-
Warrants granted on senior loan agreements	-	537,428	-	-

	24,834,780	$9,442,370	29,202,250	$9,792,489

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

Note 8 – Federal Income Taxes (Restated)

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate.  The reasons for the difference and the related tax effects for the fiscal years ended July 31, 2012 and July 31, 2011:

	(Restated)
	2012	2011

Tax benefit at statutory rates of 34%	$2,524,130	$605,571
Non-deductible expenses	(394,909)	(268,989)
Change in valuation allowances	(2,129,221)	(336,582)

Net income tax benefit	$-	-

The components of the deferred tax assets are as follows:

	(Restated)
	2012	2011

Deferred tax assets
Net operating loss carryforward	$(2,957,603)	$(834,196)
Deferred contributions	(5,814)	-

Total Deferred tax asset	(2,963,417)	(834,196)
Less: valuation allowance	2,963,417	834,196

	$-	$-

The Company has no deferred tax liabilities.

At July 31, 2012, the Company had a federal income tax net operating loss carry forwards of approximately $7,730,000 to offset future taxable income, which begins to expire in 2029, therefore, there was no income tax expense or payable as of July 31, 2012.

Note 9 – Commitments and Contingencies – (Restated)

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

In April 2012, the Company’s Board of Directors’ approved the settlement of a lawsuit through the issuance of the Company’s common stock pursuant to nonpayment of certain accounts payable and purchase obligations that the Company made in early 2012.  These obligations amounted to $1,668,554.  The number of shares to be issued for the obligation is to be determined through a “calculation period” determined through a calculation of volume of shares traded and 80% of the daily average share price.  This pricing period continues from the issuance date of April 26, 2012 until the Company’s aggregate trading volume of its common stock reaches $5,000,000.  As of July 31, 2012, the Company had been issued 11,716,880 shares of the Company’s common stock and the Company’s trading volume for the “calculation period” approximated $1,500,000.  No estimate of the amount of additional shares had been calculated as of July 31, 2012.  The $1,668,554 obligation has been recorded as common stock liability and will remain a liability until such time as the exact number of common shares to be issued is determined.  The conversion of the liability is at a discount to the current market value; therefore, a derivative liability expense of $949,110 was recognized as of July 31, 2012.  The derivative liability/expense will change as the market value of the Company’s common stock changes.  The derivative expense was valued using the Black-Scholes-Merton valuation model using a volatility rate of 136.03% and a risk free rate of return of .17%.

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

Note 11 – Restatement

The July 31, 2012 consolidated financial statements of the Company originally reported the settlement of a lawsuit through the issuance of the Company’s common stock as an equity transaction.  Since there is an indefinite number of common shares to be issued in settlement of the debt, the restatement changed the reclassification of that transaction from an equity transaction to a liability transaction thereby recording the $1,668,554 as Common Stock Liability rather than Additional Paid-In Capital.  The number of shares to be issued pursuant to the liability is issued at a discount to the Company’s market value of the stock; therefore, a derivative liability/expense was recorded.

Consolidated Balance Sheet	As Reported	Difference	As Restated

Common stock liability	$-	$1,668,554	$1,668,554
Derivative liability	-	949,110	949,110
Total Liabilities	1,207,409	2,617,664	3,825,073
Additional paid-in capital	22,618,382	(1,648,554)	20,969,828
Accumulated (Deficit)	(9,486,118)	(969,110)	(10,815,228)
Total equity	12,841,889	(2,617,664)	10,224,225

Consolodated Statement of Operations

Derivative expense	-	949,110.00	949,110.00
Professional fees	4,177,433.00	20,000.00	4,197,433.00
Total Operating expenses	6,176,502.00	969,110.00	7,145,612.00
Loss from Operations	(6,305,991.00)	(969,110.00)	7,275,101.00
Net (loss)	(6,454,802.00)	(969,110.00)	(7,423,912.00)
(Loss) per share	(0.10)	(0.01)	(0.11)

Statement of Cash Flows

Net (loss)	(6,454,802.00)	(969,110.00)	(7,423,912.00)
Accounts payable and accured liabilities	151,238.00	20,000.00	171,238.00
Derivative expense	-	949,110.00	949,110.00

END OF FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

I.	DISCLOSURE CONTROLS AND PROCEDURES

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

HONDO MINERALS CORPORATION

Dated: December 20, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: Chief Executive Officer

Dated: December 20, 2012	/s/ Chris Larson
By: Chris Larson
Its: Chief Financial Officer