Form 10-Q
period 2012-10-31
Hondo Minerals Corp
filed 2012-12-21
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  October 31, 2012

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
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No  ☐(Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☐

As of October 31, 2012, there were 90,030,170 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HONDO MINERALS CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2012	2012
	(unaudited)	(audited)
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$90,495	$22,118
Other current assets	-	32,402

Total Current Assets	90,495	54,520

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	226,986	226,986
Mining equipment	6,320,100	6,249,238
Plant and buildings	4,896,772	4,904,272
Land and mineral properties, net of $920,000 allowance for
impairment	2,574,318	2,574,318
Accumulated depreciation	(48,176)	(37,213)

Total Properties, Equipment, and Buildings	14,037,183	13,984,784

Other Assets	9,994	9,994

TOTAL ASSETS	$14,137,672	$14,049,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Senior loan payable, net of $268,714 and 403,071 debt discount
at October 31, 2012 and July 31, 2012, respectively	$981,286	$846,929
Promissory notes payable	1,220,000	125,000
Note payable - related party	19,886	21,686
Accounts payable and accrued liabilities	281,284	112,531
Accounts payable - related parties	-	101,263

Total Current Liabilities	2,502,456	1,207,409

Common Stock Liability	1,668,554	1,668,554
Derivative Liability	956,873	949,110

Total Liabilities	5,127,883	3,825,073

Shareholders' Equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized
90,030,170 and 82,546,170 shares issued and outstanding at
October 31, 2012 and July 31, 2012, respectively	90,030	82,546
Additional paid-in capital	22,804,973	20,969,828
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(13,872,293)	(10,815,228)

Total Shareholders' Equity	9,009,789	10,224,225

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,137,672	$14,049,298

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended October 31, 2012 and 2011
(Unaudited)

	October 31, 2012	October 31, 2011

Revenue
Cost of Revenue	$(436,399)	$-
Gross Loss	(436,399)	-

Operating Expenses
Officers' and directors' fees	305,500	223,950
Professional fees	1,385,909	116,210
Derivative expense	7,763	-
Corporate general and administrative	487,507	190,886
Total Operating Expenses	2,186,679	531,046

Loss from Operations	(2,623,078)	(531,046)

Other Income (Expense)
Interest expense	(433,987)	-

Net (Loss)	$(3,057,065)	$(531,046)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	83,886,460	59,940,840
(Loss) per share	$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended October 31, 2012 and 2011
(Unaudited)

	October 31, 2012	October 31, 2011

Cash flows from operating activities:
Net (loss)	$(3,057,065)	$(531,046)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Depreciation expense	10,963	-
Common stock issued for services	747,819	60,300
Common stock issued for officers' and directors' fees	243,000	223,950
Warrants granted for services	604,310	-
Amortization of debt discount	134,357	-
Interest expense on shareholder loan	255,000	-
Derivative expense	7,763	-
Changes in current assets and liabilities:
Accounts receivable	32,402	-
Other current assets	-	19,796
Accounts payable	168,753	89,258
Accounts payable - related parties	(101,263)	(15,259)

Net cash (used) in operating activities	(953,961)	(153,001)

Cash flows from investing activities:
Purchase of office equipment	-	(112,072)
Purchase of mining equipment	(70,862)	(950,224)
Purchase of buildings	-	(703,482)
Purchase of land and mining properties	-	(263,468)
Deposit on office space	-	(9,894)

Net cash (used) in investing activities	(70,862)	(2,039,140)

Cash flows from financing activities
Proceeds from shareholder loans	1,095,000	-
Proceeds (repayment) from notes payable - related	(1,800)
Sale of common stock	-	1,974,700

Net cash provided by financing activities	1,093,200	1,974,700

Net increase (decrease) in cash and cash equivalents	68,377	(217,441)
Cash and cash equivalents, beginning of year	22,118	2,052,048

Cash and cash equivalents, end of year	$90,495	$1,834,607
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash investing and financing activities:
Common stock (rescinded) issued for buildings	(7,500)	97,950
Acquisition of buildings	7,500	(97,950)
	$-	$-

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
October 31, 2012
Unaudited

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

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States, with mineral reserves consisting of precious metals or non-ferrous metals.  Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona.  The Company’s main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine.  Hondo also owns various mining claims in Colorado and Utah but none are operational as of July 31, 2012.

In mid-July 2012, the Company began processing tailings; however, the Company has yet to realize any revenues from those operations.  During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 carbon cells of metals.  Due to the processing issues with the equipment and the smelting process, the Company is unable to estimate any revenue from the carbon cells collected.

During the quarter, the Company processed 25 ton of material through a concentration process. After running through the concentration process various samples were sent for assay.  Based on the result of these assays the company may sell the concentration or refine it through the ELeach process.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report filed with the SEC on 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim period is not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2012, as reported in the Form 10-K, have been omitted.

There financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has limited cash and, as yet, has not generated any revenues, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from investors and/or issuance of common shares.

Note 2 – Promissory Notes Payable

During the quarter, the Company executed several Promissory Notes totaling $1,095,000.  The notes carry an interest rate of 10% (ten percent) and are due on August 31, 2013 with interest payments due quarterly.  5,900,000 shares were issued and 6,325,000 warrants were issued related to these notes for consulting services and loan origination fees.

Note 3 – Restatement

The balance sheet as of July 31, 2012 presented in these financial statements has been restated to report the common shares issued in the settlement of a lawsuit as common stock liability and to record derivative expense.

In April 2012, the Company’s Board of Directors’ approved the settlement of a lawsuit through the issuance of the Company’s common stock pursuant to nonpayment of certain accounts payable and purchase obligations that the Company made in early 2012.  These obligations amounted to $1,668,554.  The number of shares to be issued for the obligation is to be determined through a “calculation period” determined through a calculation of volume of shares traded and 80% of the daily average share price.  This pricing period continues from the issuance date of April 26, 2012 until the Company’s aggregate trading volume of its common stock reaches $5,000,000.  As of July 31, 2012, the Company had been issued 11,716,880 shares of the Company’s common stock and the Company’s trading volume for the “calculation period” approximated $1,500,000.  No estimate of the amount of additional shares had been calculated as of July 31, 2012 or October 31, 2012.  The $1,668,554 obligation has been recorded as common stock liability and will remain a liability until such time as the exact number of common shares to be issued is determined.  The conversion of the liability is at a discount to the current market value.  The derivative liability was revalued at October 31, 2012 using an estimated number of shares due on the obligation at the current market rate using the Black-Scholes Merton valuation method.  Additional derivative expense of $7,763 was recorded at October 31, 2012.  The derivative liability/expense will change as the market value of the Company’s common stock changes.  The derivative expense was valued using the Black-Scholes-Merton valuation model using a volatility rate of 136.03% and a risk free rate of return of .17%.

Note 4 – Subsequent Events

As of November 1st, the Company did not renew its contract with Advanced Natural Technology Service to operate the mine.  On November 13th, the Company enlisted Maiden Resource Inc. to assist in management of mining related activities.

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

RESULTS OF OPERATIONS

Working Capital
	October 31, 2012	July 31, 2012
Current Assets	$90,495	$54,520
Current Liabilities	$2,502,456	$1,207,409
Working Capital (Deficit)	$(2,411,961)	$(1,152,889)

Cash Flows
	October 31, 2012	October 31, 2011
Cash Flows from (used in) Operating Activities	$(953,961)	$(153,001)
Cash Flows Used In Investing Activities	$(70,862)	$(2,039,140)
Cash Flows from (provided by) Financing Activities	$1,093,200	$1,974,700
Net Increase (decrease) in Cash During Period	$68.377	$(217,441)

Operating Expenses and Net Loss

Operating expenses for the three month period ended October 31, 2012 was $2,186,679 and is comprised of officer and director fees, professional fees, derivative expenses and corporate general and administrative expenses. Operating expenses for the three month period ended October 31, 2011 were $531,046 and comprised of officer and director fees, professional fees and, corporate general and administrative expenses.

Net loss for the three month period ended October 31, 2012 was $(3,057,065) compared to net loss of $(531,046) for the three month period ended October 31, 2011.

Liquidity and Capital Resources

At October 31, 2012 the Company's cash balance was $90,495 compared to $22,118 as at July 31, 2012. The decrease in cash is attributed to operating and investing activities exceeding financing activities.

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

Cashflow from Operating Activities

During the period ended October 31, 2012, the Company used $(953,961) of cash for operating activities compared to the use of $(153,001) of cash for operating activities during the period ended October 31, 2011.

Cashflow from Investing Activities

During the period ended October 31, 2012, the Company used $(70,862) of cash for investing activities compared to the use of $(2,039,140) of cash for investing activities during the period ended October 31, 2011.

Cashflow from Financing Activities

During the period ended October 31, 2012 the Company received $1,093,200 of cash from financing activities compared to $1,974,700 for the period ended October 31, 2011. The change in cash flows from financing activities is attributed to sale of common stock.

Quarterly Developments

Subsequent Developments

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

HONDO MINERALS CORPORATION

Date: December 21, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: President and CEO

Date: December 21, 2012	/s/ Chris Larson
By: Chris Larson
Its: CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: December 21, 2012	/s/ William R. Miertschin
By: William R. Miertschin
Its: Director

Date: December 21, 2012	/s/ Chris Larson
By: Chris Larson
Its: Director

Date: December 21, 2012	/s/ J.C. “Skip” Headen
By: J.C. “Skip” Headen
Its: Director

Date: December 21, 2012	/s/ Ben Botello
By: Ben Botello
Its: Director

Date: December 21, 2012	/s/ Howard Siegel
By: Howard Siegel
Its: Director