Form 10-Q
period 2013-01-31
Hondo Minerals Corp
filed 2013-03-22
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 000-54326

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
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒ No

As of March 18, 2013, there were 105,553,855 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HONDO MINERALS CORPORATION

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

 PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HONDO MINERALS CORPORATION
CONSOLIDATED BALANCE SHEETS
	January 31,	July 31,
	2013	2012
	(unaudited)	(audited)
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$4,819	$22,118
Other current assets	65,000	32,402

Total Current Assets	69,819	54,520

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	226,986	226,986
Mining equipment	4,330,329	6,249,238
Plant and buildings	4,896,772	4,904,272
Land and mineral properties, net of $920,000 allowance for
impairment	2,574,318	2,574,318
Accumulated depreciation	(59,140)	(37,213)

Total Properties, Equipment, and Buildings	12,036,448	13,984,784

Other Assets	9,994	9,994

TOTAL ASSETS	$12,116,261	$14,049,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$69,534	$-
Senior loan payable, net of $134,357 and $403,071 debt discount
at January 31, 2013 and July 31, 2012, respectively	1,115,643	846,929
Promissory notes payable	1,455,000	125,000
Note payable - related party	178,218	21,686
Accounts payable and accrued liabilities	371,659	112,531
Accounts payable - related parties	-	101,263
Total Current Liabilities	3,190,054	1,207,409

Common Stock Liability	1,668,554	1,668,554
Derivative Liability	1,646,709	949,110

Total Liabilities	6,505,317	3,825,073

Shareholders' Equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized
100,487,880 and 82,546,170 shares issued and outstanding at
January 31, 2013 and July 31, 2012, respectively	100,488	82,546
Additional paid-in capital	23,395,855	20,969,828
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(17,872,478)	(10,815,228)

Total Shareholders' Equity	5,610,944	10,224,225

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,116,261	$14,049,298

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months ended January 31, 2013 and 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Cost of Revenue	$(207,407)	$—	$(643,806)	$—
Gross Loss	(207,407)	—	(643,806)	—

Operating Expenses
Officers' and directors' fees	272,250	402,000	577,750	$625,950
Professional fees	346,140	192,882	1,732,049	309,092
Derivative expense	689,836	—	697,599	—
Corporate general and administrative	563,435	697,457	1,050,942	888,343
Total Operating Expenses	(1,871,661)	(1,292,339)	(4,058,340)	(1,823,385)

(Loss) from Operation	(2,079,068)	(1,292,339)	(4,702,146)	(1,823,385)

Other (Expense)
Loss on sale of equipment	(1,537,771)	—	(1,537,771)	—
Interest expense	(383,346)	—	(817,333)	—

Net (Loss)	$(4,000,185)	$(1,292,339)	$(7,057,250)	$(1,823,385)

(Loss) per share
Basic and fully diluted:
Weighted average number
Of shares outstanding	95,132,802	63,000,323	89,420,272	61,028,407
(Loss) per share	$(0.04)	$(0.02)	$(0.08)	$(0.03)

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended January 31, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss)	$(7,057,250)	$(1,823,385)
Adjustments to reconcile net (loss) to net cash used in
Operating activities:
Depreciation expense	21,927	14,742
Loss on sale of mining equipment	1,537,771	—
Common stock issued for services	923,875	165,300
Common stock issued for officers' and directors' fees	515,250	625,950
Warrants granted for services	608,202	—
Amortization of debt discount	268,714	—
Interest expense on shareholder loan	255,000	—
Derivative expense	697,599	—
Interest expense on warrants granted for loan	149,142	—
Changes in current assets and liabilities:
Other current assets	(32,598)	19,591
Accounts payable	259,128	47,506
Accounts payable - related parties	(101,263)	(15,259)

Net cash (used) in operating activities	(1,954,503)	(965,555)

Cash flows from investing activities:
Purchase of office equipment	—	(149,403)
Purchase of mining equipment	(70,862)	(1,005,181)
Purchase of buildings	—	(1,252,385)
Purchase of land and mining properties	—	(296,705)
Proceeds from sale of mining equipment	452,000	—
Deposit on office space	—	(9,894)

Net cash (used) in investing activities	381,138	(2,713,568)

Cash flows from financing activities
Cash overdraft	69,534	—
Proceeds from promissory notes	1,330,000	—
Proceeds from notes payable - related party	158,332	—
Sale of common stock	—	2,070,700
Payments on note payable - related party	(1,800)	—

Net cash provided by financing activities	1,556,066	2,070,700

Net (decrease) in cash and cash equivalents	(17,299)	(1,608,423)
Cash and cash equivalents, beginning of period	22,118	2,052,048

Cash and cash equivalents, end of period	$4,819	$443,625

(Continued on F-4)

HONDO MINERALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended January 31, 2013 and 2012
 (Unaudited)
(CONTINUED)

	2013	2012
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$82,575	$—
Income Taxes	$—	$—

Non-cash investing and financing activities:
Common stock (rescinded) issued for buildings	$7,500	$298,700
Acquisition of buildings	(7,500)	(298,700)
Common stock issued for settlement of claims	7,741	—
Decrease in paid in capital due to settlement of claims	(7,741)	—
Shares issued as part of raising capital	—	2,262
Decrease in additional paid in capital for shares
issued as part of raising capital	—	(2,262)
	$—	$—

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
January 31, 2013
(Unaudited)

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

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States with mineral reserves consisting of precious metals or non-ferrous metals.  Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona.  The Company’s main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine.  Hondo also owns various mining claims in Colorado and Utah but none are operational as of January 31, 2013.

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

During the quarter, the Company processed material through a concentration process. After running through the concentration process various samples were sent for assay. Based on the result of these assays, the Company may be able to sell the concentration or refine it through the ELeach process.

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

Note 2 – Promissory Notes Payable

Since July 31, 2012, the Company has executed promissory notes totaling $1,330,000.  The notes carry an interest rate of 10% (ten percent) and are due on various dates from August 31, 2013 through December 31, 2013 with interest payments due quarterly.  4,400,000 common shares valued at $663,000 and warrants to purchase 8,425,000 common shares valued at $757,344 were issued related to these notes for consulting services and origination fees.

Note 3 – Restatement

The balance sheet as of July 31, 2012 presented in these financial statements has been restated to report the common shares issued in the settlement of a lawsuit as common stock liability and to record derivative expense.

In April 2012, the Company’s Board of Directors’ approved the settlement of a lawsuit through the issuance of the Company’s common stock pursuant to nonpayment of certain accounts payable and purchase obligations that the Company made in early 2012.  These obligations amounted to $1,668,554.  The number of shares to be issued for the obligation is to be determined through a “calculation period” determined through a calculation of volume of shares traded and 80% of the daily average share price.  This pricing period continues from the issuance date of April 26, 2012 until the Company’s aggregate trading volume of its common stock reaches $5,000,000.  As of January 31, 2013, the Company has issued 19,457,591 shares of the Company’s common stock and the Company’s trading volume for the “calculation period” approximated $5,000,000.  The Company owed 1,616,477 additional shares as of January 31, 2013.  The $1,668,554 obligation has been recorded as common stock liability and will remain a liability until such time as the exact number of common shares to be issued is determined.  The conversion of the liability is at a discount to the current market value.  The derivative liability was revalued at January 31, 2013 using an estimated number of shares due on the obligation at the current market rate using the Black-Scholes Merton valuation method.

Additional derivative expense of $697,599 was recorded for the six-month period ending on January 31, 2013.  The derivative liability/expense will change as the market value of the Company’s common stock changes.  The derivative expense was valued using the Black-Scholes-Merton valuation model using a volatility rate of 108.65% and a risk free rate of return of .08%.

Note 4 – Acquisition Offer

On November 20, 2012, Hondo Minerals received an unsolicitated offer from Magnolia Hill, LLC, to purchase all of the Company's common stock and assets. The offer as presented was for $0.62 per share ina combination of cash and stock. The unsolicitated offer for the outstanding shares of HMNC's has not yet commenced.

In December 11, 2012, Hondo Minerals received an unsolicited offer from Crowncorp Investment Corporation, a Texas corporation (“Purchaser”) to purchase HMNC’s wholly owned subsidiary, Hondo Minerals, Inc., which holds 100% of the HMNC’s assets. The offer as presented was for an aggregate all cash purchase price of $75,000,000. The unsolicited offer for the outstanding shares of HMNC has not yet commenced.

Note 5 – Subsequent Event

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

GENERAL

Corporate History

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

Business Overview

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States with mineral reserves consisting of precious metals or non-ferrous metals.  Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona.  The Company’s main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine.  Hondo also owns various mining claims in Colorado and Utah but none are operational as of January 31, 2013.

In mid-July 2012, the Company began processing tailings; however, the Company has yet to realize any revenues from those operations.

During the quarter, the Company processed material through a concentration process. After running through the concentration process various samples were sent for assay.  Based on the result of these assays, the Company may be able to sell the concentration or refine it through the ELeach process.

RESULTS OF OPERATIONS

Working Capital
	January 31, 2013	July 31, 2012

Current Assets	$69,819	$54,520
Current Liabilities	$3,190,054	$1,207,409
Working Capital (Deficit)	$(17,872,478)	$(10,815,228)

Operating Expenses and Net Loss

Operating expenses for the three month period ended January 31, 2013 were $1,871,661 and is comprised of officer and director fees, professional fees, derivative expense, and corporate general and administrative expenses. Operating expenses for the three month period ended January 31, 2012 were $1,292,339 and comprised of officer and director fees, professional fees and, corporate general and administrative expenses.

Net loss for the three month period ended January 31, 2013 was $4,000,185 compared to net loss of $1,292,339 for the three month period ended January 31, 2012.

Operating expenses for the six month period ended January 31, 2013 was $4,058,340 and is comprised of officer and director fees, professional fees, derivative expense, and corporate general and administrative expenses. Operating expenses for the six month period ended January 31, 2012 were $1,823,385 and comprised of officer and director fees, professional fees and, corporate general and administrative expenses.

Net loss for the six month period ended January 31, 2013 was $(7,057,250) compared to net loss of $(1,823,385) for the six month period ended January 31, 2012.

Liquidity and Capital Resources

At January 31, 2013, the Company's cash balance was $4,819 compared to $22,118 as at July 31, 2012. The decrease in cash is attributed to operating and investing activities exceeding financing activities.

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

 Cashflow from Operating Activities

During the period ended January 31, 2013, the Company used $(1,954,503) of cash for operating activities compared to the use of $(965,555) of cash for operating activities during the period ended January 31, 2012.

Cashflow from Investing Activities

During the period ended January 31, 2013, the Company provided $381,138 of cash for investing activities compared to the use of $(2,713,568) of cash for investing activities during the period ended January 31, 2012.

Cashflow from Financing Activities

During the period ended January 31, 2013 the Company received $1,556,066 of cash from financing activities compared to $2,070,700 for the period ended January 31, 2012. The change in cash flows from financing activities is attributed to sale of common stock.

Cashflow Net Increase (decrease) in Cash During Period

During the period ended January 31, 2013, the Company had a Net (decrease) of $(17,299) compared to $(1,608,423) during the period ended January 31, 2012.

Quarterly Developments

On November 26, 2012 the Company received an unsolicited offer to purchase all of the Company's common stock and assets. The offer as presented was for $0.62 per share in combination of cash and in stock. The letter of intent is subject to due diligence by both parties. Other requirements of the letter of intent included:

•	Hondo Minerals complete a 43-101 reserve report relating to the minerals at the Tennessee Schuykill Mine property in Chloride, Arizona which is to be prepared and issued by an independent third party.

•	Verification of the E-Leach technology as a process relating to the leaching of precious metals.
•	Verification of the status of rights regarding patents covering the leaching process.

On December 11, 2012 the Company received a second unsolicited offer from a private investment group to purchase all of the assets of the Company’s wholly owned subsidiary, Hondo Minerals, Inc., which holds 100% of the Company’s assets. The offer as presented was for $75 million in cash. The letter of intent is subject to due diligence by both parties.

Subsequent Developments

On February 4, 2013, the Arizona Department of Environmental Quality (“ADEQ”) issued a Permit Determination Letter to Hondo Minerals Corporation, a Nevada corporation (the “Company”), to advise the Company that its Tennessee Mine facility located in the Wallapai Mining District near Chloride, Mohave County, Arizona is not subject to any standards or other requirements under Sections 111 or 112 of the Clean Air Act, does not have the potential to emit air pollutants above significance levels, and does not require an Air Quality Control Permit.

Additionally, on February 7, 2013, the ADEQ issued a letter to the Company to announce that it has closed the Notice of Violation (“NOV”) issued to the Company on June 11, 2012 and will not proceed with any further action against the Company in regards to this matter.

On February 20, 2013 the Board of Directors, in accordance with its fiduciary obligations to its shareholders, continues to review and negotiate the terms of the unsolicited offer from Crowncorp Investment Corporation to purchase all of the assets of the Company's wholly owned subsidiary, Hondo Minerals, Inc., which holds 100% of the Company's assets, in exchange for $75 million in cash. To that end, the Company has engaged independent legal counsel to assist with its review, consideration and structuring of the proposed transaction.

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

Commodity Price Risk

We currently have only limited production but have yet to make a sale. In the future, we expect to produce increasing amounts of gold, silver, other precious and base metals in the upcoming fiscal year. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2013.

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

On October 26, 2012, Ironridge Global Iv, Ltd. (“Ironridge”) filed an Ex Parte Application to enforce a provision of the Stipulated Settlement entered into with the Company on April 18, 2012. Ironridge moved for an order requiring the Company to issue additional shares to Ironridge in addition to the Settlement Shares already issued. The Company vehemently opposed enforcement of the Stipulated Settlement in open court on October 30, 2012. However, the Court ordered that Plaintiff prepare a Proposed Order and Judgment in accordance with the Stipulated Settlement and submit the documents for the Court’s approval. Upon receiving Plaintiff’s Proposed Order and Judgment, the Company filed an opposition to the entry of Plaintiff’s Proposed Order and Judgment on November 3, 2012 as contrary to public policy, unconscionable and void. This opposition was subsequently denied by the court and judgment was entered against the Company.

The Company then filed a motion to vacate judgment. During the interim time period, the Company refused to issue shares to Ironridge. Consequently, Ironridge brought a motion for a hearing for the Company to show cause why it shouldn’t be held in contempt of court for refusing to issue additional shares to Ironridge. Consequently, and prior to the hearing, the Company issued all requested shares and fees to Ironridge.

The motion to vacate judgment was heard in conjunction with the order to show cause hearing. The motion to vacate judgment was denied. The order to show cause became moot because the Company had already issued the shares. In a separate hearing Ironridge contended that the Company owed them attorney’s fees and “opportunity costs” in connection with share issuances. After submitting briefs to the court, the Company paid attorney’s fees that were owed and issued additional shares to Ironridge per the court order. However, the Company was not ordered to pay Ironridge’s alleged “opportunity costs.”

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

Our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 includes a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

1.
On November 29, 2012, the Company issued 3,540,711 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of a legal proceeding, as reported in Part II, Item 1 of this Quarterly Report for the period ending January 31, 2013.

2.
On December 4, 2012, the Company issued 4,200,000 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of a legal proceeding, as reported in Part II, Item 1 of this Quarterly Report for the period ending January 31, 2013.

Subsequent Issuances:

1.
On February 5, 2013, the Company issued 8,275,000 shares of restricted common stock for payment pursuant to certain Promissory Notes entered into by and between the Company and those persons receiving the shares.

2.
On March 1, 2013, the Company issued 4,191,000 shares of restricted common stock for payment of consulting and services rendered to the company during the months of November and December 2012, and January of 2013 and for officer/director compensation for the months of November and December 2012, and January of 2013.

3.
On March 18, 2013, the Company issued 1,616,477 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of a legal proceeding, as reported in Part II, Item 1 of this Quarterly Report for the period ending January 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 5.	OTHER INFORMATION

Quarterly Events
1.
As reported on Form 14-D (Amended) filed with the Commission on December 21, 2012, incorporated by reference herein, on November 20, 2012, the Company received an unsolicited offer from Magnolia Hill, LLC to purchase all of HMNC’s common stock and assets. The offer as presented was for $0.62 per share in a combination of both cash and stock. As of March 22, 2013, the Company’s Board of Directors is currently evaluating the offer, but the offer has not yet commenced. Further information regarding this offer is available at www.sec.gov.

2.
As reported on Form 14-D (Amended) filed with the Commission on December 21, 2012, incorporated by reference herein, on December 11, 2012, the Company received a second unsolicited offer from Crowncorp Investment Corporation, a Texas corporation, to purchase all of the assets of the Company’s wholly owned subsidiary, Hondo Minerals, Inc., which holds 100% of the Company’s assets. The offer as presented was for an aggregate all cash purchase price of $75,000,000. As of March 22, 2013, the Company’s Board of Directors is currently evaluating the offer, but the offer has not yet commenced.  Further information regarding this offer is available at www.sec.gov.

Subsequent Events

1.
As reported on Form 8-K filed with the commission on February 25, 2013, incorporated by reference herein, on February 4, 2013, the Arizona Department of Environmental Quality (“ADEQ”) issued a Permit Determination Letter to Hondo Minerals Corporation, a Nevada corporation (the “Company”), to advise the Company that its Tennessee Mine facility located in the Wallapai Mining District near Chloride, Mohave County, Arizona is not subject to any standards or other requirements under Sections 111 or 112 of the Clean Air Act, does not have the potential to emit air pollutants above significance levels, and does not require an Air Quality Control Permit.  A true and correct copy of the Letter dated February 4, 2013 was furnished as Exhibit 99.1 to the Current Report on Form 8-K.

Additionally, on February 7, 2013, the ADEQ issued a letter to the Company to announce that it has closed the Notice of Violation (“NOV”) issued to the Company on June 11, 2012 and will not proceed with any further action against the Company in regards to this matter. A true and correct copy of the Letter dated February 7, 2013 was furnished as Exhibit 99.2 to the Current Report on Form 8-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 8, 2011.
3.2	Bylaws.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 8, 2011.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety Disclosures.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

HONDO MINERALS CORPORATION

Date: March 22, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: President and CEO

Date: March 22, 2013	/s/ Chris Larson
By: Chris Larson
Its: CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 22, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: Director

Date: March 22, 2013	/s/ Chris Larson
By: Chris Larson
Its: Director

Date: March 22 2013	/s/ J.C. “Skip” Headen
By: J.C. “Skip” Headen
Its: Director

Date: March 22, 2013	/s/ Ben Botello
By: Ben Botello
Its: Director

Date: March 22, 2013	/s/ Howard Siegel
By: Howard Siegel
Its: Director