Form 10-Q
period 2013-04-30
Hondo Minerals Corp
filed 2013-06-19
CIK 1471136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of May 30, 2013, there were 137,771,634 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HONDO MINERALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2013	2012
	(unaudited)	(audited)
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$5,461	$22,118
Prepaid interest	804,417	—
Other current assets	39,950	32,402

Total Current Assets	849,828	54,520

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	226,986	226,986
Mining equipment	4,255,322	6,249,238
Plant and buildings	4,896,772	4,904,272
Land and mineral properties, net of $920,000 allowance for impairment	2,574,318	2,574,318
Accumulated depreciation	(70,103)	(37,213)

Total Properties, Equipment, and Buildings	11,950,478	13,984,784

Other Assets	9,994	9,994

TOTAL ASSETS	$12,810,300	$14,049,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$111,743	$—
Senior loan payable, net of $403,071 debt discount at July 31, 2012	1,250,000	846,929
Promissory notes payable	1,745,000	125,000
Notes payable - related party	247,306	21,686
Accounts payable and accrued liabilities	431,738	112,531
Accounts payable - related parties	—	101,263
Total Current Liabilities	3,785,787	1,207,409

Common Stock Liability	1,668,554	1,668,554
Derivative Liability	3,227,787	949,110

Total Liabilities	8,682,128	3,825,073

Shareholders’ Equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized 129,977,001 and 82,546,170 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	129,977	82,546
Additional paid-in capital	25,141,663	20,969,828
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(21,130,547)	(10,815,228)

Total Shareholders’ Equity	4,128,172	10,224,225

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,810,300	$14,049,298

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended April 30, 2013 and 2012

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012

Cost of Revenue	$(302,846)	$—	$(1,494,037)	$—
Gross Loss	(302,846)	—	(1,494,037)	—

Operating Expenses
Officers’ and directors’ fees	112,500	149,300	690,250	$775,250

Professional fees	745,005	161,439	2,477,054	470,531

Derivative expense	1,581,078	—	2,278,677	—

Corporate general and administrative	102,829	245,577	606,386	1,133,920

Total Operating Expenses	(2,541,412)	(556,316)	(6,052,367)	(2,379,701)

(Loss) from Operation	(2,844,258)	(556,316)	(7,546,404)	(2,379,701)

Other (Expense)
Loss on sale of equipment	(2,000)	—	(1,539,771)	—

Interest expense	(411,811)	—	(1,229,144)	—

Net (Loss)	$(3,258,069)	$(556,316)	$(10,315,319)	$(2,379,701)

(Loss) per share
Basic and fully diluted:

Weighted average number Of shares outstanding	109,103,217	67,259,290	95,837,056	63,250,940
(Loss) per share	$(0.03)	$(0.01)	$(0.11)	$(0.04)

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended April 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net (loss)	$(10,315,319)	$(2,379,701)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	32,890	26,250
Loss on sale of mining equipment	1,539,771	—
Common stock issued for services	3,152,370	278,050
Common stock issued for officers’ and directors’ fees	627,750	775,250
Warrants granted for services	446,646	—
Amortization of debt discount	403,071	—
Derivative expense	2,278,677	—
Changes in current assets and liabilities:
Prepaid interest	(804,417)	—
Other current assets	(7,548)	29,207
Accounts payable and accrued liabilities	319,207	(272,318)
Accounts payable - related parties	(101,263)	152,777

Net cash (used) in operating activities	(2,428,165)	(1,390,485)

Cash flows from investing activities:
Purchase of office equipment	—	(156,487)
Purchase of mining equipment	(1,855)	(2,021,480)
Purchase of buildings	—	(2,204,976)
Purchase of land and mining properties	—	(296,705)
Proceeds from sale of mining equipment	456,000	—
Deposit on office space	—	(9,894)

Net cash (used) in investing activities	454,145	(4,689,542)

Cash flows from financing activities
Cash overdraft	111,743	—
Proceeds from promissory notes	1,620,000	1,000,000
Proceeds from notes payable - related party	329,789	—
Payments on note payable - related party	(104,169)	—
Sale of common stock	—	3,787,454

Net cash provided by financing activities	1,957,363	4,787,454

Net (decrease) in cash and cash equivalents	(16,657)	(1,292,573)
Cash and cash equivalents, beginning of period	22,118	2,052,048

Cash and cash equivalents, end of period	$5,461	$759,475

(Continued on F-5)

The accompanying notes are an integral part of these financial statements.

HONDO MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended April 30, 2013 and 2012

(Unaudited)

(CONTINUED)

	2013	2012
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$135,093	$—
Income Taxes	$—	$—

Non-cash investing and financing activities:
Common stock (rescinded) issued for buildings	$7,500	$365,750
Acquisition of buildings	(7,500)	(365,750)
Common stock issued for settlement of claims	19,825	—
Decrease in paid in capital due to settlement of claims	(19,825)	—
Shares issued as part of raising capital	—	2,262
Decrease in additional paid in capital for shares issued as part of raising capital	—	(2,262)
Valuation of warrants associated to debt	—	(415,856)
Issuance of warrants associated to debt	—	415,856
	$—	$—

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation

Notes to Consolidated Financial Statements

April 30, 2013

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

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States with mineral reserves consisting of precious metals or non-ferrous metals. Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona. The Company’s main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine. Hondo also owns various mining claims in Colorado and Utah but none are operational as of April 30, 2013.

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

Note 2 – Promissory Notes Payable

Since July 31, 2012, the Company has executed promissory notes totaling $1,620,000. The notes carry an interest rate of 10% (ten percent) and are due on various dates from August 31, 2013 through December 31, 2013 with interest payments due quarterly. 19,500,000 common shares valued at $2,661,500 and warrants to purchase 4,200,000 common shares valued at $446,646 were issued related to these notes for consulting services, origination fees, and interest.

Note 3 – Restatement

The balance sheet as of July 31, 2012 presented in these financial statements has been restated to report the common shares issued in the settlement of a lawsuit as common stock liability and to record derivative expense.

In April 2012, the Company’s Board of Directors’ approved the settlement of a lawsuit through the issuance of the Company’s common stock pursuant to nonpayment of certain accounts payable and purchase obligations that the Company made in early 2012. These obligations amounted to $1,668,554. The number of shares to be issued for the obligation is to be determined through a “calculation period” determined through a calculation of volume of shares traded and 80% of the daily average share price. This pricing period continues from the issuance date of April 26, 2012 until the Company’s aggregate trading volume of its common stock reaches $5,000,000. As of April 30, 2013, the Company has issued 31,541,211 shares of the Company’s common stock and the Company’s trading volume for the “calculation period” approximated $5,000,000. The Company did not anticipate owing any additional shares as of April 30, 2013. The $1,668,554 obligation has been recorded as common stock liability and will remain a liability until such time as the exact number of common shares to be issued is determined. The conversion of the liability is at a discount to the current market value. The derivative liability was revalued at April 30, 2013 using an estimated number of shares due on the obligation at the current market rate using the Black-Scholes Merton valuation method.

Additional derivative expense of $2,278,677 was recorded for the nine-month period ending on April 30, 2013. The derivative liability/expense will change as the market value of the Company’s common stock changes. The derivative expense was valued using the Black-Scholes-Merton valuation model using a volatility rate of 132.93% and a risk free rate of return of .11%.

Note 4 – Acquisition Offer

In February 2013, Hondo Minerals received an unsolicited offer from Crowncorp Investment Corporation, a Texas corporation (“Purchaser”) to purchase HMNC’s wholly owned subsidiary, Hondo Minerals, Inc., which holds 100% of the HMNC’s assets. The offer as presented was for an aggregate all cash purchase price of $88,000,000. The unsolicited offer for the outstanding shares of HMNC has not yet commenced.

Note 5 – Subsequent Event

On May 2, 2013, Hondo Minerals announced that the Company has entered into a binding Letter of Intent with Crowncorp Investments Corporation, a Texas corporation (“Purchaser”), for the sale of 100% of the Company’s assets and issued and outstanding stock for a purchase price of $88 million, which includes $13 million in working capital to be retained in the Company post-closing.

As conditions to the consummation of the Acquisition, the Company and Crowncorp intend to execute: (i) a definitive operating agreement which shall transfer management and control of Hondo’s assets and operations to Crowncorp; and (ii) a tender offer pursuant to which Crowncorp shall purchase all of the Company’s issued and outstanding stock from the Company’s shareholders in accordance with all appropriate laws and regulations and commercially acceptable practices and procedures.

In the event that the Acquisition does not close within six (6) months after the execution of the Letter of Intent, or if Acquirer fails to provide the purchase price in accordance with the schedule set forth in the Letter of Intent, or if Crowncorp otherwise repudiates its obligations under the Letter of Intent, the Company shall be entitled to receive from Crowncorp a breakup fee of $2,000,000.

Further, the Parties have agreed to a “no-shop period” during which the Company shall not solicit nor accept any competing offers to be made by a third party for the acquisition of the Company unless the Letter of Intent is terminated.

On May 10, 2013 Hondo Minerals Corporation announced that Crowncorp Investments Corporation, a Texas Corporation, delivered a $10 Million USD bank instrument to be redeemed in order to satisfy the obligations of Crowncorp as required under the terms of the binding Letter of Intent for the sale/purchase of 100% of Hondo’s assets and stock for approximately $88 Million dollars.

Both Hondo and Crowncorp intend to execute: (i) a definitive operating agreement which shall transfer management and control of Hondo’s assets and operations to Crowncorp; and (ii) a tender offer pursuant to which Crowncorp shall purchase all of Hondo’s issued and outstanding stock in accordance with all appropriate laws and regulations and commercially acceptable practices and procedures.

END OF NOTES TO FINANCIALS

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

Business Overview

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States with mineral reserves consisting of precious metals or non-ferrous metals. Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona. The Company’s main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine. Hondo also owns various mining claims in Colorado and Utah but none are operational as of April 30, 2013.

In mid-July 2012, the Company began processing tailings; however, the Company has yet to realize any revenues from those operations.

RESULTS OF OPERATIONS

Working Capital

	April 30, 2013	July 31, 2012

Current Assets	$849,828	$54,520
Current Liabilities	$3,785,787	$1,207,409
Working Capital (Deficit)	$(21,130,547)	$(10,815,228)

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2013 were $2,541,412 and is comprised of officer and director fees, professional fees, derivative expense, and corporate general and administrative expenses. Operating expenses for the three month period ended April 30, 2012 were $556,316 and comprised of officer and director fees, professional fees and, corporate general and administrative expenses.

Net loss for the three month period ended April 30, 2013 was $(3,258,069) compared to net loss of $(556,316) for the three month period ended April 30, 2012.

Operating expenses for the nine month period ended April 30, 2013 was $6,052,367 and is comprised of officer and director fees, professional fees, derivative expense, and corporate general and administrative expenses. Operating expenses for the nine month period ended April 30, 2012 were $2,379,701 and comprised of officer and director fees, professional fees and, corporate general and administrative expenses.

Net loss for the nine month period ended April 30, 2013 was $(10,315,319) compared to net loss of $(2,379,701) for the nine month period ended April 30, 2012.

Liquidity and Capital Resources

At April 30, 2013, the Company’s cash balance was $5,461 compared to $22,118 as at July 31, 2012. The decrease in cash is attributed to operating and investing activities exceeding financing activities.

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

Cashflow from Operating Activities

During the nine month period ended April 30, 2013, the Company used $(2,428,165) of cash for operating activities compared to the use of $(1,390,485) of cash for operating activities during the nine month period ended April 30, 2012.

Cashflow from Investing Activities

During the nine month period ended April 30, 2013, the Company provided $454,145 of cash for investing activities compared to the use of $(4,689,542) of cash for investing activities during the period ended April 30, 2012.

Cashflow from Financing Activities

During the nine month period ended April 30, 2013 the Company received $1,957,363 of cash from financing activities compared to $4,787,454 for the period ended April 30, 2012. The change in cash flows from financing activities is attributed to sale of common stock.

Cashflow Net Increase (decrease) in Cash During Period

During the nine month period ended April 30, 2013, the Company had a Net (decrease) of $(16,657) compared to $(1,292,573) during the period ended April 30, 2012.

Quarterly Developments

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

On April 25, 2013, the Company entered into a Letter of Intent with Crowncorp Investments Corporation, a Texas Corporation (“Crowncorp”). Pursuant to the terms and conditions of the LOI, Crowncorp shall acquire all of the assets and the issued and outstanding shares of the Company’s common stock (collectively, the “Acquisition”) in exchange for an aggregate all cash purchase price of eighty eight million dollars ($88,000,000) (the “Purchase Price”), contingent upon: (i) the consummation of a tender offer to purchase all of the issued and outstanding shares of HMNC from the Company’s shareholders (the “Tender Offer”); and (ii) the execution of a definitive operating agreement transferring management and control of all of HMNC’s assets and operations to Crowncorp (the “Definitive Operating Agreement”). The Purchase Price is payable as follows: (i) Crowncorp shall provide $1,600,000 to the Company by no later than May 10, 2013; (ii) Crowncorp shall provide $1,600,000 to the Company by no later than May 31, 2013; (iii) Crowncorp shall provide $2,800,000 to the Company upon the consummation of the Definitive Operating Agreement by no later than May 31, 2013; and (iv) upon consummation of the Tender Offer, Crowncorp shall provide: (a) $69,000,000 to the shareholders of HMNC plus the balance of funds remaining after satisfaction of certain debts of the Company (as defined in the LOI); and (b) $13,000,000 to HMNC. In the event that the Acquisition does not close within six (6) months after the execution of the LOI, or if Crowncorp fails to provide the Purchase Price in accordance with the schedule set forth in the LOI, or if Crowncorp otherwise repudiates its obligations under the LOI: (i) Crowncorp shall pay to HMNC a break-up fee of $2,000,000 (the “Break-Up Fee”); and (ii) any amounts paid by Crowncorp pursuant to the LOI shall be deemed a “Senior Secured Loan” from Crowncorp to HMNC in the total amount equal to any amounts paid to HMNC minus the Break-Up Fee.

Subsequent Developments

 On May 10, 2013, the Company issued a Press Release regarding the delivery of a $10 Million USD bank instrument to the Company by Crowncorp Investments Corporation (“Crowncorp”) in support of Crowncorp’s obligations under the Letter of Intent entered into by and between the Company and Crowncorp on April 25, 2013 for the sale/purchase of 100% of Hondo’s assets and stock. A copy of the Press Release was filed with the Commission as an exhibit to Form 8-K file May 14, 2013.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of April 30, 2013.

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

1.) On October 26, 2012, Ironridge Global IV, Ltd (“Ironridge”) filed an Ex Parte Application to enforce a provision of the Stipulated Settlement entered into with the Company on April 18, 2012. Ironridge moved for an order requiring the Company to issue additional shares to Ironridge in addition to the Settlement Shares already issued. The Company vehemently opposed enforcement of the Stipulated Settlement in open court on October 30, 2012. However, the Court ordered that Plaintiff prepare a Proposed Order and Judgment in accordance with the Stipulated Settlement and submit the documents for the Court’s approval. Upon receiving Plaintiff’s Proposed Order and Judgment, the Company filed an opposition to the entry of Plaintiff’s Proposed Order and Judgment on November 3, 2012 as contrary to public policy, unconscionable and void. This opposition was subsequently denied by the court and judgment was entered against the Company.

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

On April 2, 2013, the Company issued 6,000,000 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of the matter with Ironridge.

On April 25, 2013, the Company filed an Ex Parte Application to prevent the further issuance of shares, order the return of erroneously issued shares, and to order Ironridge Global Iv, Ltd. (“Ironridge”) to produce their trading records. The Ex Parte Application was subsequently denied.

On April 29, 2013, the Company issued 4,467,143 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of the Matter with Ironridge.

2.) On May 25, 2011, John Theodore Anderson (“Plaintiff”) filed a Complaint against the Company in the United States District Court, District of Nevada. The Plaintiff alleged a breach of contract and sought money damages against the Company. On August 8, 2011, a judgment was entered in favor of Hondo Minerals, Inc., William R. Miertschin, Richard M. Hewitt, Advanced Natural Tech. Services, Rhena Drury, Ivan Webb, Wild Quail Resources, Inc. against Plaintiff, John Theodore Anderson. Mr. Anderson appealed the decision. On October 18, 2011, Mr. Anderson’s appeal was denied and the judgment against Mr. Anderson was affirmed. The Company is considering filing a lawsuit against Mr. Anderson for Abuse of Process, among other torts.

3.) Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 includes a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

1.	On February 5, 2013, the Company issued 8,275,000 shares of restricted common stock for payment pursuant to certain Promissory Notes entered into by and between the Company and those persons receiving the shares.

2.	On March 1, 2013, the Company issued 4,191,000 shares of restricted common stock for payment of consulting and services rendered to the company during the months of November and December 2012, and January of 2013 and for officer/director compensation for the months of November and December 2012, and January of 2013.

3.	On March 18, 2013, the Company issued 1,616,477 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of a legal proceeding, as reported in Part II, Item 1 of this Quarterly Report for the period ending January 31, 2013.

4.	On March 20, 2013, the Company issued 4,300,000 shares of restricted common stock pursuant to a Consulting Agreement dated October 9, 2012.

5.

On April 2, 2013, the Company issued 6,000,000 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of a legal proceeding, as reported in Part II, Item 1 of this Quarterly Report for the period ending April 30, 2013.

6.	On April 24, 2013, the Company issued 3,400,000 restricted shares of common stock for payment pursuant to certain Promissory Notes entered into by and between the Company and those persons receiving the shares. Additionally, on April 24, 2013, the Company issued 500,000 restricted shares of common stock pursuant to certain Promissory Notes entered into by and between the Company and those persons receiving the shares.

7.	On April 29, 2013, the Company issued 4,467,143 free trading shares of common stock, exempt under Rule 145 (A) and 3(a)(10) of the Securities Act of 1933, to Ironridge Global IV, Ltd. as settlement of a legal proceeding, as reported in Part II, Item 1 of this Quarterly Report for the period ending April 30, 2013.

8.	On April 30, 2013, the Company issued 3,805,500 shares of restricted common stock for payment of consulting and services rendered to the company during the months of February to April of 2013 and for officer/director compensation for the months of February to April of 2013.

Subsequent Issuances:

1.	On May 7, 2013, the Company issued 9,745,136 shares of restricted common stock for payment of consulting and services rendered to the company during the months of November and December 2012, and January of 2013 and for officer/director compensation for the months of November and December 2012, and January of 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

Subsequent Events

1.	As reported on Form 8-K/A filed with the Commission on May 2, 2013, the Company entered into a Letter of Intent (the “LOI”) with Crowncorp Investments Corporation, a Texas Corporation (“Crowncorp”) on April 25, 2013. The LOI was subsequently amended by an Addendum on April 30, 2013. Pursuant to the terms and conditions of the LOI, Crowncorp shall acquire all of the assets and the issued and outstanding shares of the Company’s common stock (collectively, the “Acquisition”) in exchange for an aggregate all cash purchase price of eighty eight million dollars ($88,000,000) (the “Purchase Price”), contingent upon: (i) the consummation of a tender offer to purchase all of the issued and outstanding shares of HMNC from the Company’s shareholders (the “Tender Offer”); and (ii) the execution of a definitive operating agreement transferring management and control of all of HMNC’s assets and operations to Crowncorp (the “Definitive Operating Agreement”). The Purchase Price is payable as follows: (i) Crowncorp shall provide $1,600,000 to the Company by no later than May 10, 2013; (ii) Crowncorp shall provide $1,600,000 to the Company by no later than May 31, 2013; (iii) Crowncorp shall provide $2,800,000 to the Company upon the consummation of the Definitive Operating Agreement by no later than May 31, 2013; and (iv) upon consummation of the Tender Offer, Crowncorp shall provide: (a) $69,000,000 to the shareholders of HMNC plus the balance of funds remaining after satisfaction of certain debts of the Company (as defined in the LOI); and (b) $13,000,000 to HMNC. In the event that the Acquisition does not close within six (6) months after the execution of the LOI, or if Crowncorp fails to provide the Purchase Price in accordance with the schedule set forth in the LOI, or if Crowncorp otherwise repudiates its obligations under the LOI: (i) Crowncorp shall pay to HMNC a break-up fee of $2,000,000 (the “Break-Up Fee”); and (ii) any amounts paid by Crowncorp pursuant to the LOI shall be deemed a “Senior Secured Loan” from Crowncorp to HMNC in the total amount equal to any amounts paid to HMNC minus the Break-Up Fee.

2.	On May 14, 2013, the Company filed an 8-K with the Commission making a Regulation FD disclosure in regards to the issuance of a Press Release regarding the delivery of bank instruments to the Company by Crowncorp in support of Crowncorp’s obligations under the LOI, as disclosed on Form 8-K on May 2, 2013.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 8, 2011.
3.2	Bylaws.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 8, 2011.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety Disclosures.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

HONDO MINERALS CORPORATION

Date: June 19, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: President and CEO

Date: June 19, 2013	/s/ Chris Larson
By: Chris Larson
Its: CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: June 19, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: Director

Date: June 19, 2013	/s/ Chris Larson
By: Chris Larson
Its: Director

Date: June 19,2013	/s/ J.C. “Skip” Headen
By: J.C. “Skip” Headen
Its: Director

Date: June 19, 2013	/s/ Ben Botello
By: Ben Botello
Its: Director

Date: June 19, 2013	/s/ Howard Siegel
By: Howard Siegel
Its: Director

