Form 10-K/A
period 2012-12-31
Hondo Minerals Corp
filed 2013-08-20
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

(214) 444-7444
 (Registrant's telephone number, including area code)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if a smaller
reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2012 was $60,008,628 based upon the price of $1.50 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol ("HMNC").

As of October 5, 2012, the registrant's outstanding stock consisted of 83,730,667 common shares.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended July 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on November 9, 2012 and the Company's Amended Annual Report on Form 10-K/A for the year ended July 31, 2012 as filed with the SEC on December 21, 2012.

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 9, 2012, the original filing date of the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

HONDO MINERALS CORPORATION

FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K/A of Hondo Minerals Corporation, a Nevada corporation, contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development activities, the risk that the Company will encounter unanticipated geological factors, the Company's need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company's exploration and development plans, the exercise of the approximately 72.8% control the Company's two officers and directors collectively hold of the Company's voting securities, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-K/A, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves (defined herein). There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K/A to the "Company", "Hondo", "we", "us," or "our" are to Hondo Minerals Corporation, unless otherwise specified.

PART I

ITEM 1.          BUSINESS

I.          ORGANIZATION WITHIN THE LAST FIVE YEARS

We are a forward-thinking, innovative and dynamic mining Company with headquarters in Addison, Texas. We were incorporated under the laws of the State of Nevada on September 25, 2007. We are engaged in the acquisition of mines, mining claims, and mining real estate in the United States, Canada and Mexico.

On February 8, 2011, Tycore Ventures, Inc., closed a transaction pursuant to that certain Share Exchange Agreement (the "Share Exchange Agreement") with Hondo Minerals, Inc., a Nevada corporation ("HMI") and the shareholders of HMI (the "HMI Shareholders"), whereby the Company acquired 100% of the outstanding shares of common stock of HMI (the "HMI Stock") from HMI Shareholders. By agreement and after cancellations, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of HMI. As a result of closing the transaction, HMI Shareholders then held approximately 76% of the Company's issued and outstanding common stock. Thereafter, Tycore Ventures, Inc. changed its corporate name to Hondo Minerals Corporation.

The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves. There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

II.         GLOSSARY

The following defined technical geological terms (or variations thereof) are used in our Annual Report:

Term	Definition

Amphibole	Any of a large group of structurally similar hydrated double silicate minerals, such as hornblende, containing various combinations of sodium, calcium, magnesium, iron, and aluminum.

Andesite	Medium to dark coloured vesicular volcanic rocks, mostly fine grained with typically porphyric texture.

Anticline	A ridge or ridge-shaped fold of stratified rock in which the strata slope downward from the crest.

Aplite	Light-colored and fine-grained granitic rock consisting chiefly of quartz and feldspars.

Aresenopyrite	Metallic silver-white to steel gray mineral. The most common arsenic mineral and principal ore of arsenic; occurs in many sulfide ore deposits, particularly those containing lead, silver, and gold.

Assay	The testing of a metal or ore to determine its ingredients and quality.

Batholith	A very large igneous intrusion extending deep in the Earth's crust.

Bedrock	A deposit of solid rock that is typically buried beneath soil and other broken or unconsolidated material.

Biotite	A black, dark brown, or greenish black micaceous mineral.

Breccia	A coarse-grained clastic rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix

Calcite	A mineral composed of calcium carbonate (CaCO3).

Cenozoic
Relating to or denoting the most recent era, following the Mesozoic era and comprising the Tertiary and Quaternary periods. The Cenozoic period covers the period from approximately 65.5 million years ago to the present day.

Chalcopyrite	A mineral, a sulfide of copper and iron; sometimes called copper pyrite or yellow copper ore.

Chlorite	A generally green or black secondary mineral, often formed by metamorphic alteration of primary dark rock minerals that appears as a spot of green and resembles mica.

Clastic	Denoting rocks composed of broken pieces of older rocks.

Cretaceous	Of, relating to, or denoting the last period of the Mesozoic era, between the Jurassic and Tertiary periods. The Cretaceous period lasted from about 146 million to 65 million years ago.

Crystal	A piece of a homogeneous solid substance having a naturally geometrically regular form with symmetrically arranged plane faces.

Crystalline	Of, relating to, or composed of crystals.

Development Stage	Includes all issuers engaged in the preparation of an established commercially minable deposit (reserves) for its extraction which are not in the production stage.

Diabase	Fine- to medium-grained, dark gray to black intrusive igneous rock.

Dike	A sheetlike body of igneous rock that cuts across layering or contacts in the rock into which it intrudes.

Dip
The angle that a rock unit, fault or other rock structure makes with a horizontal plane. Expressed as the angular difference between the horizontal plane and the structure. The angle is measured in a plane perpendicular to the strike of the rock structure.

Diorite	Coarse-grained, intrusive igneous rock that is intermediate in composition between granite and gabbro.

Dore	Unrefined gold and silver bullion bars.

Electrowinning	Process used to remove metal ions from liquid solutions. Most often used to recover precious metals.

Exploration Stage	Includes all issuers engaged in the search for mineral deposit (reserves) which are not in either the development or production stage.

Extrusive Rock	Igneous rocks which form by the crystallization of magma at the surface of the Earth.

Facies	The character of a rock expressed by its formation, composition, and fossil content.

Fault	A fracture or fracture zone in rock along which movement has occurred.

Feldspar
Any of a group of abundant rock-forming minerals occurring principally in igneous, plutonic, and some metamorphic rocks, and consisting of silicates of aluminum with potassium, sodium, calcium, and, rarely, barium.

Fissure	A long, narrow opening in a rock, made by cracking or splitting.

Foliation	The set of layers visible in many metamorphic rocks as a result of the flattening and stretching of mineral grains during metamorphism.

Gabbro	A dark, coarse-grained plutonic rock of crystalline texture.

Galena	A bluish, gray, or black mineral of metallic appearance, consisting of lead sulfide. It is the chief ore of lead.

Gneiss	A metamorphic rock with a banded or foliated structure, typically coarse-grained.

Gouge	A layer of soft, earthy or clayey material along the wall of a vein.

Halide	Minerals formed by combining a metal with one of the five halogen elements.

Hornblende	A green to black amphibolic mineral formed in the late stages of cooling in igneous rock.

Horse-tailing	Gradual splitting.

Hydrothermal	Of, relating to, or denoting the action of heated water in the Earth's crust.

Igneous	Relating to or involving volcanic processes.

Intrusive Rock	Igneous rocks which form by the crystallization of magma at a depth within the Earth.

Jurassic	Of, relating to, or denoting the second period of the Mesozoic era, between the Triassic and Cretaceous periods. The Jurassic period lasted from about 208 million to 146 million years ago.

Lamprophyre	Any of a group of dark gray to black intrusive igneous rocks that generally occur as dikes.

Lode	A mineral deposit in solid rock.

Mafic
A term used to describe an igneous rock that has a large percentage of dark-colored minerals such as amphibole, pyroxene and olivine. Also used in reference to the magmas from which these rocks crystallize. Mafic rocks are generally rich in iron and magnesium.

Matrix	The solid matter in which a fossil or crystal is embedded.

Mesothermal	A mineral deposit formed at moderate temperature and pressure, in and along fissures or other openings in rocks, by deposition at intermediate depths, from hydrothermal fluids.

Mesozoic
Of, relating to, or denoting the era between the Paleozoic and Cenozoic eras, comprising the Triassic, Jurassic and Cretaceous periods. The Mesozoic period lasted from about 252 million to 66 million years ago.

Metallurgy
Domain of materials science that studies the physical and chemical behavior of metallic elements, their intermetallic compounds, and their mixtures, which are called alloys. It is also the technology of metals: the way in which science is applied to their practical use.

Metamorphic Rock	Rock that has undergone a change from its original form due to changes in temperature, pressure or chemical alteration.

Mica	A shiny silicate mineral with a layered structure, found as minute scales in granite and other rocks, or as crystals.

Mineral Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

1)          Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well- established.

2)          Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Ore	A type of rock that contains minerals with important elements including metals.

Outcrop	A segment of bedrock exposed to the atmosphere.

Paleozoic	Of, relating to, or denoting the era between the Precambrian era and the Mesozoic era. The Paleozoic era lasted from about 570 million to 245 million years ago.

Pegmatitic	A coarsely crystalline granite or other igneous rock with crystals several centimeters in length.

Porphyry	A heterogeneous rock characterized by the presence of crystals in a relatively finer- grained matrix.

Precambrian	Noting or pertaining to the earliest era of earth history, ending 570 million years ago, during which the earth's crust formed and life first appeared in the seas.

Production Stage	Includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Pyrite	A common mineral that consists of iron disulfide, has a pale brass-yellow color and metallic luster.

Pulverize	To reduce (as by crushing or grinding) to very small particles (as in fine powder or dust).

Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

Quaternary	Period of time covering approximately the last two million years up to the present day.

Rhyolite	A pale fine-grained volcanic rock of granitic composition.

Schist	A coarse-grained metamorphic rock that consists of layers of different minerals.

Shear	A strain produced by pressure in the structure of a substance, when its layers are laterally shifted in relation to each other.

Shear Zone	Zone composed of rocks that are more highly strained than rocks adjacent to the zone.

Silica	A hard, unreactive, colorless compound, SiO2, that occurs as the mineral quartz.

Silicate	Any of the many minerals consisting of silica combined with metal oxides, forming a major component of the rocks of the earth's crust.

Stock	Discordant igneous intrusion having a surface exposure of less than 40 square miles (100 km2), differing from batholiths only in being smaller.

Strain	A change in the volume or shape of a rock mass in response to stress.

Stratum (Plural: Strata)	Layer of rock or soil with internally consistent characteristics that distinguishes it from contiguous layers.

Striation	One of multiple scratches or minute lines, generally parallel, inscribed on a rock surface by a geologic agent, i.e., glaciers, streams, or faulting.

Strike
The direction of the line formed by the intersection of a fault, bed, or other planar feature and a horizontal plane. Strike indicates the attitude or position of linear structural features such as faults, beds, joints, and folds.

Sulfide Mineral
Any member of a group of compounds of sulfur with one or more metals. Most of the sulfides are simple structurally, exhibit high symmetry in their crystal forms, and have many of the properties of metals, including metallic lustre and electrical conductivity.

Tertiary	Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Trenching	The removal of overburden to expose the underlying bedrock.

Trend
The direction of the line formed by the intersection of a fault, bed, or other planar feature and a horizontal plane. Strike indicates the attitude or position of linear structural features such as faults, beds, joints, and folds.

Triassic	Of, relating to, or denoting the earliest period of the Mesozoic era. The Triassic period lasted about 245 million to 208 million years ago.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

Vesicles	A small cavity formed in volcanic rock by entrapment of a gas bubble during solidification.

Volcanic	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

III.        PRINCIPAL PROJECTS

Our portfolio of assets include: the Tennessee Mine in the Wallapai Mining District near Chloride, Mohave County, Arizona; the Schuylkill Mine in the Wallapai Mining District near Chloride, Mohave County, Arizona (adjacent to the Tennessee Mine); as well as several additional mining claims located in Arizona, Nevada, Utah, and Colorado. A complete list and description of all of our properties is attached hereto as Exhibit 99.2. On an ongoing basis, the Company will evaluate our exploration portfolio to determine ways to increase the value of our properties.

At this stage of our business, the Tennessee Mine and Schuylkill Mine are our principal exploration properties and our other properties are not material. At the Tennessee Mine, the focus is the processing of the one million ton tailings pile at the mouth of the mine. At the Schuylkill Mine, there are no processing or exploration activities being carried out and no future plans to carry out such activities. The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves. There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

(a)        Location and Access to Properties

The Tennessee/Schuylkill properties are located in the Wallapai Mining District of the Cerbat Mountain Range northeast of Kingman, Arizona. The District is about 10 miles long and 4 miles wide, trending NW obliquely across the Cerbat Range. There are about 225 mines, plus an estimated 1,000 shallow pits, shafts, and prospects in the District. The Tennessee/Schuylkill properties are located in premier silver regions.

We are able to access the Tennessee Mine and Schuylkill Mine by highways and paved roads and use trucks to travel to and from these properties. We do not utilize railroads to access the properties. We use generators to power our facilities at the Tennessee Mine and use line power from a local service provider to provide lighting on the properties. We provide our own water to the properties from three water wells that we have drilled.

(b)        Acquisition, Mineral Rights and Additional Information

The Company purchased the Tennessee Mine and the Schuylkill Mine together on November 15, 2007 pursuant to an Asset Purchase Agreement and has full ownership of both claims. Both claims are patented, exploration, lode mining claims. Our mineral rights on the Tennessee Mine and Schuylkill Mine include the mineral and surface rights. Our rights are perpetual unless and until we sell our claims and there are no conditions that must be met to retain our rights on these claims, other than the annual payment of applicable taxes. There are no underlying agreements or royalties to be paid in regard to these claims.

Additional identifying information regarding the Tennessee Mine and Schuylkill Mine is as follows:

Property Name	State and County	Township, Range & Section	Claim Number	Expiration of Claims	Date of Purchase	Area of Claim in Acres

Tennessee Lode & Great Lead Lode Mining Claims	State of Arizona, Mohave County	24N, 18W, 3	308-04-013	Perpetual	11/15/2007	34.14
Schuylkill Lode Mining Claim	State of Arizona, Mohave County	24N, 18W, 34	340-10-009	Perpetual	11/15/2007	4.95

(c)        Rock Formations and Mineralization

Rocks on the Tennesssee/Schuylkill properties consist of Precambrian crystalline rocks, chiefly of granitic composition, cut by large masses of Mesozoic granite. Dikes are scattered throughout the area. Some are parallel to the prominent northwest-trending system of veins, but others trend in various directions. Remnants of volcanic rocks of probable tertiary and quaternary age are around the margins of the Cerbat Range but are not present in the District proper.

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

(d)        History of the Tennessee Mine and Schuylkill Mine

The Tennessee/Schuylkill properties include two historic underground mines operated until 1947. The Tennessee Mine operated from the late 1800's until 1947 producing lead, zinc, gold and silver.  The Tennessee Mine was at one time the largest producing silver mine in Arizona and the southwestern United States.

(e)        Previous Work Completed and Present Condition of the Claims

The Tennessee/Schuylkill properties are without known reserves and all activities carried out on such properties are exploratory in nature. There is no assurance that a commercially viable mineral deposit exists on these properties and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

The Tennessee/Schuylkill properties have been the subject of several exploration programs which have produced an extensive database for current exploration targeting and continuing studies which include mapping of underground tunneling, reports of mineralization in both the extensive vein system and the tailings pile located on the Tennessee Mine.

Since early 2010, the Company has been building and developing a plant on the Tennessee Mine designed to process precious and base metals in the Tennessee and Schuylkill Mines. A more detailed description of the plant is described herein under Section III(f) entitled, "Equipment, Infrastructure and Other Facilities."

In 2010, certified geologist Howard Metzler of Kayzak Resources, Winnemucca, Nevada, under the supervision of Advanced Natural Technology Services collected fourteen (14) samples from various locations from the dump and tailings pile located on the Tennessee Mine. The results of that sampling are described in greater detail herein under Section V(d).

In 2012, the Company contracted Wondjina Research Institute ("WRI")/CC JV and Rich Lundin, Mineral Exploration Consultant, Professional Geologist (AIPG) and Permitting Specialist and authorized him to acquire, review and report on all current and historical data on the current project at the Tennessee Mine. The focus of this study was to verify, quantify and qualify several aspects of the project. The study reported finding abundant evidence in the published literature (private and governmental reports) and the Company's file data on the Tennessee Mine attesting to the existing potential of the Tennessee Mine property to economically produce gold, silver, lead and zinc from the existing workings and mine waste accumulations. Further, the study identified several governmental and private company reports that describe the tons of "low grade" silver, gold, lead and zinc mineralization that remain, un-mined, in the Tennessee Mine workings or were excavated in the course of mining/development and used as "fill" to stabilize the workings and suggest the potential for large tonnages of what was in the 1930's "low grade" material but would now be very economically mined at a profit. A final feasibility study on the Tennessee Mine has not been completed, as such, the results of the WRI/CC JV and Lundin study should not be relied upon until a final feasibility study has been conducted.

In 2012, Ralph Page, BA, and Dick Wullaert, PhD, of Bioguard Industries, Inc. completed an Independent Observation Report of the Company's mining site and equipment, operations and production process (the "Bioguard Report"). The Bioguard Report made four basic observations about the Company's operations in Chloride, AZ: (1) the Company has not taken the traditional approach to evaluate the tailings at the Tennessee Mine but rather, have focused on the economic values in the metal sulfides present in the tailings and licensed new ore processing methods to leach (ELeach) and recover (RenoCell) valuable metals from these tailings; (b) the Company has made a serious effort to get into production and have spent millions buying, building and installing the necessary equipment to process the tailings; (c) the chemical analyses of the leachant solutions demonstrate that the Eleach process can put silver, gold and other precious metals and economic base metals into solution; and (d) the Company has demonstrated that the tailings contain recoverable precious and economic base metals. A final feasibility study on the Tennessee Mine has not been completed, as such, the results of the Bioguard Report should not be relied upon until a final feasibility study has been conducted. Refer to Exhibit 99.1 for a copy of the report.

Based on the findings of the Bioguard Report, the Company may expand the development of our Tennessee Mine property by processing the sub-surface mineralization, float from lode veins (see Figure 1) and surface exposure of highly mineralized lode veins (see Figures 2 and 3) present on the site.

In mid-July 2012, the Company began processing tailings from the Tennessee Mine; however, the Company has yet to realize any revenues from those operations. During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 carbon cells of metals that have yet to be evaluated.

As of the date of this Report, the Company is focused on processing the tailings and there is no exploration activity being conducted at the Tennessee Mine. There any no future detailed plans to conduct exploration on the property. Accordingly, the Company has not prepared any exploration programs, timetables or budgets and has not identified any parties to carry out exploration work. As of July 31, 2012, the total costs incurred by the Company on the Tennessee Mine are $13,757,798. At this time, the Company cannot determine its future costs.

Figure 1. Examples of Float from Lode Veins

Figure 2. Close Up of a Silver Vein at the Tennessee Mine.

Figure 3. Projection of Silver Vein Extending to the Top of the Mountain.

(f)         Equipment, Infrastructure and Other Facilities

In November 2011, the Company completed construction of its first commercial scale extraction plant to process the one million ton tailings pile present at the Tennessee Mine in Chloride, Arizona. At that time the Company intended to extract gold, silver, zinc, lead, and other metals that it believed to be present in the pile. The Company took delivery, installed, tested, and began operating all equipment necessary for commercial scale processing of the ELeach™ (hereinafter, "ELeach") step of the extraction process. Leaching vats were modified to remove agitators and add aeration systems to improve the consistency of the leaching process. The Company was able to leach four ton batches at that time. The Company took delivery of production scale ELeach solvent generators, and installed and fine-tuned them. Each generator can produce 200 liters/minute of the high pH electrolyzed water that is the key technical innovation of the ELeach process. Two machines were delivered from Innovative Designs and Technology (Japan), at a cost of over $250,000 each. The Company expects the generators to be fully installed and operational in December 2012. Until the large generators are operational, the Company is using its small lab-scale solvent generators (4 liters/minute) to test and refine the leaching process step.

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

The Company experienced substantial delays in the delivery and implementation of the RenoCell system. However, as of June 7, 2012, the Company had finally received and installed its 24 Bank RenoCell system and other extraction equipment and testing has begun on the entire processing circuit for initial activities. During the period of the delay, the Company doubled its potential processing capacity with the installation of the additional equipment and can currently process 50 tons/day. During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 carbon cells of metals that have yet to be evaluated. As of the date of this Report, none of the metals that have been processed from the Tennessee Mine are of commercial quality and none have been sold.

In 2012 the Company also completed its on-site, self-contained laboratory in Chloride. The final equipment installed included two spectrometers as well as traditional assay equipment. With the lab fully outfitted, the Company was able to replicate its proprietary ELeach extraction process on a small scale, which enabled quick testing of proposed process improvements. The spectrometers enabled technicians to closely monitor the extraction process, test optimization strategies on-site, and research prospective properties with in-house assay work.

The facilities at the Tennessee Mine are continually expanding. Figure 4 identifies the key facilities installed, as of June 14, 2012, to implement processing of precious metals. Shown in Figure 5 is the laboratory facility located in the town of Chloride, AZ. As of the date of this Report, the Company's processing plant and equipment is technologically modern and is in excellent condition. There are no subsurface improvements on the Tennessee Mine.

Figure 4. Key Facilities at the Tennessee Site

Figure 5. Hondo Laboratory Located in Chloride, Arizona.

IV.        PROCESSING METHODS

We take a different approach from typical industry practices in that we are committed towards finding more efficient and more environmentally friendly mining processes than what is typical in the industry. For example, the usual approach in the industry is to do extensive sampling of the mining site to get enough assays to determine the precious metal content of the site. The weakness of this approach is that it can have substantial costs and can require a company to expend a significant portion of its financial resources. Because the Company is forward-thinking, innovative and dynamic in its approach to mining processes, the Company's approach to sampling differs from typical industry practices.

For instance, with regard to ore processing at the Tennessee Mine, the typical and historical values of mine dumps and tailings at the Tennessee Mine have been based primarily on free milling ores and free gold, silver, and other economic base metals found in tailings. Samplings in the past did not focus on the values in the concentrated metal sulfides which are present in the tailings. Prior to the 1980s, an economic way to process metal sulfide ores did not exist. Thus, these types of ores were discarded with the mine tailings. Developments in the 1980s by pioneers such as Dr. Richard F. Hewlett and others brought new leaching methods and technologies to this field, such as the processing of Nevada's Carlin Trend. The Company, with its knowledge of how to process metal sulfides of this nature, incorporated this knowledge as one of the core constituencies of its business development plans. The Company was aware that historically, halide leaching was a costly process, but was open to the possibility that advances in this technology might exist. We employ revolutionary new technologies to recover economic (precious) metals from ore concentrates and mine tailings. Among these technologies are the "ELeach Processing" and "Aqua-Regia Processing," and "RenoCell Processing." The Company has identified and licensed the ELeach process and, according to the Bioguard Report, has proven the economy and efficacy of the process for the Tennessee Mine tailings and existing silver veins. This determination was made in the Bioguard Report based on independent observation of the Company, its mining site and equipment, operations and production process. With the advent of these new ore processing methods, such as the ELeach process, the Company is now able to process tailings to recover economic values.

An overall flow diagram of the processing of precious metal at the Hondo site is shown in Figure 6. A simplified illustrated version is shown in Figure 7.

Figure 6. Flow Diagram of the Processes Involved in the Processing of Precious Metal at the Tennessee Mine

SULFIDE ENTWINED PM LEACH &
SELECTIVE PRECIOUS METAL RECOVERY

Basic Steps - Process Flow Diagram

Figure 7. Basic Steps in the Hondo Mining Process

(a)         ELeach Process

ELeach is an environmentally friendly medium and technique that has been developed for recovering economic (precious) metals from ore concentrates and mine tailings. ELeach has also been successfully applied to recovering economic metals and deleterious metals from toxic materials such as Coal Combustion Products (CCP). ELeach is currently in a patent pending/Patent Cooperation Treaty status. A description of the ELeach Process may also be found in the Bioguard Report.

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

ELeach can be used to replace or enhance the expensive, highly-regulated and environmentally-challenging chemicals that must be shipped to and stored at the site. For some cases such as gold sulfide ores, where cyanide meets its challenges, ELeach has been successfully used to recover gold (ELeach leaches 20-60 times faster than cyanide). For ore leaching applications where cyanide was previously used, ELeach can be used to neutralize the residual cyanide. ELeach and its process not only accelerates the gold and silver leaching processes, but also leaches out the platinum group metals that are not soluble in cyanide.

ELeach is not used for the liberation of free gold but is used to leach ores and high grade concentrates of fine gold and free gold in a microscopic state.

The benefits of ELeach are as follows:

1.     Onsite processing (see Figure 4).
2.     User, environmental, storage, transportation and disposition safety.
3.     Cost effectiveness.
4.     Exponentially effective over cyanide.

As each ore bears a unique and individualized finger print, a proprietary ELeach is created for each ore and for each mining process.

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

(c)         RenoCell Process

The RenoCell Technology, provided by Renovare, has been developed to provide superior, low-cost, high performance solutions for the removal of metals from process and waste waters in the metal plating, microelectronics, mining and related industries. RenoCells are compact and modular, and are based on a unique electrochemical technology that utilizes a patented three-dimensional cathode design to reduce metal concentrations in process and wastewater to sub-ppm range with the lowest cost of ownership. The net result is that the RenoCell can achieve much lower final metal ion concentrations using far less energy. A specific example of how Renovare's electrowinning technology improves the recovery of gold is detailed in a Renovare Technical Bulletin available on Renovare's website located at http://www.renovare.com, under the heading "Reviewing the Operation of Gold Electrowinning Cells."

Figure 8 illustrates the advantages of the RenoCell technology over conventional mining processes. Figure 9 is a picture of a 40 foot container at the Tennessee Mine site that is outfitted with RenoCells capable of full scale recovery of precious metals from leachant produced by the installed full scale ELeach systems. The facility in Figure 9 is capable of full scale recovery of precious metals from leachant produced by the installed full scale ELeach systems.

Figure 8. Comparison of Typical versus RenoCell Mining Production Process Technology.

Figure 9. RenoCell Processing Facility Installed in a 40 Foot Container at the Tennessee Mine Site

V.          ANALYSIS OF THE COMPANY'S MATERIALS

(a)         Background

A metallurgical assay is a compositional analysis of an ore, metal or alloy. For centuries, the fire assay (cupellation) has been the accepted assay technique for precious metals. Sample preparation of ore from the mine involves crushing, splitting and pulverizing. Since the original ore sample may be large (100's of pounds), an accepted method is used to get a representative sample for testing (usually 30 grams). The fire assay process is time consuming and complex (see www.mine-engineer.com/mining/assay2.htm).

The precious metal content of ores is commonly quoted in ounces (oz) per ton. To make the results from the fire assay (usually in milligrams, mg) easy to convert to oz/ton, a sample size of 30 grams is used (Assay Ton). Thus, one milligram of gold in 30 grams of ore is equivalent to 1 oz of gold in 1 ton of ore. Actually, the correct weight of the ore sample varies depending on the units used for ounces and ton (it's 29.166 for troy ounces per short ton, see www.edumine.com/Xtoolkit/XconTool/convert.htm). The bottom line is 1 mg of gold obtained from an assay sample weighing 30 grams corresponds to 1 oz/ton of gold in the ore.

Newer methods of determining the chemical composition of an ore are based on mass spectrometry (such as Inductively Coupled Plasma – Atomic Emission Spectroscopy, Inductively Coupled Plasma - Mass Spectrometry ("ICP-MS") and x-ray diffraction (XRD). The results of these tests are usually reported in parts per billion (ppb) or parts per million (ppm). For example, 1 ppm corresponds to 0.001grams/1000 grams and can be expressed as 1 mg/kg or 1 mg/L. (see Appendix B of the Bioguard Report).

(b)         Original Assays – Prior to Hondo's Mining Activities

The initial reports on assays of the Tennessee Mine tailings were performed in 2010 by Dr. Thomas Burk and Rhena Drury of Advanced Natural Technology Services. These reports were instrumental in Hondo's decision to move forward on the project.

(c)         Leaching Studies – Hondo Chemical Laboratory

Laboratory Qualifications

Hondo has established a laboratory in Chloride that is capable of processing the mine tailings to the desired mesh size, selecting 30 gram (Assay Ton) samples in accordance with industry practices, leaching the sample in beakers of ELeach, and analyzing the resultant leachant for 72 elements using ICP-MS. The ICP-MS machine (Thermo Fisher Scientific iCAP 6300/6500) is calibrated to the manufacture's specifications on a daily basis to insure accurate readings. If the machine is not calibrated (or will not calibrate), it will not operate. The calibration methods used by the lab are in alignment with the calibration methods used by independent third party assay laboratories such as ACME Labs.

Leaching Studies

As part of an ongoing effort to optimize the leaching of Hondo tailings, our in-house chemical laboratory has performed hundreds of tests on samples exposed to an ELeach solution. Each 30 g sample (Assay Ton) of tailings is leached in a typical volume of 200 ml of leaching solution (ELeach). At the completion of the leaching process, samples of the leachant are drawn from each of the 200 ml solutions and analyzed for 72 elements by ICP-MS. The concentrations of silver and gold leached from the tailings (20 samples) are listed below in Table 1.

If a 30 gram sample of ore (tailings) is placed in 1 liter of a leaching solution (lixiviant), a certain amount of the precious metals will be extracted from the tailings and be present in the pregnant solution/leachant. The composition and concentration of each element in the leachant can be determined by ICP-MS. The concentration of each element is usually reported in ppm. This is equivalent to milligrams per Liter (mg/L) or mg/kg, since one liter (of water) weighs 1 kg (see Appendix B of the Bioguard Report for an explanation of the conversions and calculations used in this report). Thus, to simplify the calculation of oz/ton, the results of the leaching studies are listed in Table 1 as mg/kg.

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

Table 1. Testing of Hondo Leaching Solutions (Performed by Hondo Labs)

Date	Sample	Type	Ag (Silver) (mg/kg)	Ag (Silver) (mg)	Ag (Silver) (oz/ton)	Au (Gold) (mg/kg)	Au (Gold) (mg)	Au (Gold) (oz/ton)
6/14/12	15:09:02	L	0.7666	0.1533	0.1533	17.39	3.478	3.478
5/1/12	11:12:06	L	1.276	0.255	0.255	67.40	13.48	13.48
5/11/12	15:05:33	L	11.19	2.238	2.238	7.349	1.470	1.470
4/3/12	11:32:35	L	0.2692	0.0538	0.0538	5.601	1.120	1.120
6/26/12	14:45:50	L	0.0025	0.0005	0.0005	12.60	2.52	2.52
6/26/12	14:49:24	L	0.0104	0.0021	0.0021	11.46	2.29	2.29
1/10/12	17:57:35	L	0.0799	0.0160	0.0160	13.82	2.76	2.76
1/11/12	9:37:25	L	0.0025	0.0005	0.0005	6.051	1.210	1.210
1/23/12	11:42:21	L	0.0545	0.0109	0.0109	9.925	1.985	1.985
1/23/12	11:56:38	L	2.214	0.443	0.443	4.354	0.871	0.871
6/25/12	10:20:24	L	0.0949	0.0190	0.0190	5.618	1.124	1.124
6/25/12	10:58:03	L	21.26	4.25	4.25	2.965	0.593	0.593
6/2/12	16:26:03	L	14.83	2.97	2.97	2.246	0.449	0.449
6/25/12	16:31:27	L	0.0907	0.0181	0.0181	6.355	1.271	1.271
6/25/12	17:40:38	L	13.55	2.71	2.71	2.791	0.558	0.558
6/25/12	17:46:17	L	0.0399	0.0080	0.0080	8.232	1.646	1.646
6/26/12	10:09:55	L	0.7721	0.1544	0.1544	1.173	0.235	0.235
6/26/12	10:34:54	L	0.0623	0.0125	0.0125	6.950	1.390	1.390
6/26/12	10:40:35	L	11.83	2.37	2.37	2.257	0.451	0.451
6/21/12	12:56:50	L	19.88	3.98	3.98	2.931	0.586	0.586
Median					0.014			1.241
Average					0.983			1.975

A portion of Hondo's leached liquid samples were tested by an independent laboratory, Acme Labs, and their analyses were used to verify the efficacy and efficiency of the leaching process.

For a more detailed description of the locations in which the samples were taken, the testing procedure used, a detailed description of our processing method and the conversions used to convert our raw sample data, please refer to Exhibit 99.1 for a copy of the Bioguard Report.

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

The Tennessee Mine tailings pile is not thought to be fully homogenous, as metal concentrations vary at various depths with the highest concentrations of metals in the lower depths. The dump or unprocessed material showed higher precious metal concentrations than shallow samples, while deep samples showed extremely high concentrations of other metals.

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

Assays from American Assay Labs, a Canadian certified lab in Reno, Nevada, were returned to the offices of Advanced Natural Technology Services, Inc. on March 18, 2010 via email. Certified Geologist Howard Metzler confirmed number calculations on March 19, 2010. Out of 680,000 cubic yards of tailings and dump on the Tennessee Mine, the following metals were found: gold, silver, cadmium, magnesium, manganese, sulfur, lead, zinc, aluminum, titanium and copper, among several others. The estimated 680,000 cubic yards of material show an initial weight of 2,337 pounds/yard, yielding 798,000 tons of tailings. It is important to note that dump piles in most instances will carry higher volumes of metal than previously run tailings piles. Approximately 1/3 of all material on the ground at the Tennessee Mining site is dump material, which consists of unprocessed ore. The gold found is considered free gold inside the tailings that have not been put through final concentration which may be done by gravity float with the use of water. Leaching of the tailings will remove the gold carried inside the sulfides and should dramatically increase the number of ounces of gold inside the tailings pile.
 Given the large volume of tailings at the Tennessee Mine, it was decided to run gravity concentration tests. The ores at the Tennessee Mine are sulfides and given the fine grind, it would have made gravity concentration difficult in the past, but with modern technology, it was decided to see if a concentrate could be made.

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

Two immediate conclusions can be made. A gravity float concentrate can be made and gold assays are indicated. While these tests were rather crude, the results certainly justify further work utilizing modem concentration technology (Reichert Spirals, centrifuges, and modem jigs, etc.) and controlled weights and assays. Actual concentration ratios and recovery percentages can be calculated. Values of other minerals can also be calculated. With the material already ground and on the surface, the Company anticipates continued very low cost activities.

After reviewing the results from gravity float concentration and the subsequent projected losses of micro-fine materials, Hondo has begun leaching or Aqua-Regia recovery testing. It is management's belief that this is the way to optimize output from the Tennessee Mine tailings.

(e)         Tennessee Mine Tailings Application

Gravity float concentration testing of the Tennessee Mine tailings showed light particulates of Ag and Au that amounted to significant losses of recovery during processing. Due to the unique nature of silicates such as clay and heavy Galena concentrations, a plan is under design to switch to a leaching system for the Tennessee tailings. Precious metal recovery during gravity float showed to be around the 45% - 50% levels while leach based recovery is expected to return 93% - 95% of precious metals.

VI.        RECENT DEVELOPMENTS

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

On December 12, 2011, the Board appointed Chris Larson as Chief Financial Officer, Secretary and as a Member of the Board of Directors of the Company.

On January 5, 2012 the Company announced preliminary success with its processing facility at the Tennessee Mine. The Company processed commercial quantities of pregnant leached solution (PLS) using its exclusive ELeach process. Metal was extracted from the PLS using its Renocell electroplating systems. The Company filled two of its Renocells with metals and dried the Renocells, the final step in preparation for metal extraction.

On March 8, 2012, the Company announced that it had begun using its proprietary ELeach extraction technology to evaluate several mining company's resources. The initial executed agreements represent the first success in the Company's expanded business model, which contemplates supplying its proprietary extraction technology to mine operators under joint ventures or licensing arrangements. To date, ELeach has only been used at the Tennessee Mine.

During the nine months ended April 30, 2012 the Company sold 4,089,400 shares of its common stock at $.50 per unit for net proceeds of $2,044,700. A unit consists of one share of common stock at a par value of $.001, a warrant to purchase one share of common stock at $2.00 per share, and a warrant to purchase one share of common stock at $3.00 per share.

During the month of April 2012, the Company received $1,000,000 cash proceeds through a senior loan agreement. In connection with the $1,000,000 senior loan payable were one million Class 'G' warrants and one million Class 'H' warrants. The Class 'G' warrants have an exercise price of $0.50, while the Class 'H' warrants have an exercise price of $0.75; both classes of warrant may be exercisable for the purchase of three shares of the Company's common stock. All unexercised warrants expire on April 30, 2014. These warrants were valued at $415,856 using the Black-Scholes-Merton Valuation Model with the stock price on the date of the grant at either $0.43 for warrants associated to the senior loan dated April 26, 2012, or $0.35 for warrants associated to the senior loan dated April 30, 2012. The expected volatility was calculated at 76.06%, while the risk-free rate-of-return of 0.26% was based on a two-year Nominal Treasury constant maturity

Subsequent to the quarter ended April 30, 2012, the Company received an additional $250,000 cash proceeds through the senior loan agreement, also with warrants attached.

As of July 31, 2012 the Company had issued an aggregate of 11,716,880 shares of common stock, par value $0.001 per share to Ironridge Global IV, Ltd. ("Ironridge") necessary to perfect the settlement of $1,648,544.39 in bona fide accounts payable of the Company. The stipulated settlement effectively ended the litigation and we do not anticipate future litigation with Ironridge Global IV, Ltd. unless we must defend or assert our rights in law or equity under the terms of the settlement.

VII.       EMPLOYEES

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

VIII.      EXECUTIVE OFFICES

Executive offices are located at 15303 N. Dallas Parkway, Suite 1050 Addison, Texas 75001.

ITEM 1A.       RISK FACTORS

As a "smaller reporting Company," as defined in Rule 12b-2 of the Exchange Act, Hondo is not required to provide the information called for by this Item.

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

On October 26, 2012, Ironridge filed an Ex Parte Application to enforce a provision of the Stipulated Settlement entered into with the Company on April 18, 2012. Ironridge moved for an order requiring the Company to issue additional shares to Ironridge in addition to the Settlement Shares already issued. The Company vehemently opposed enforcement of the Stipulated Settlement in open court on October 30, 2012. However, the Court ordered that Plaintiff prepare a Proposed Order and Judgment in accordance with the Stipulated Settlement and submit the documents for the Court's approval. Upon receiving Plaintiff's Proposed Order and Judgment, the Company filed an opposition to the entry of Plaintiff's Proposed Order and Judgment on November 3, 2012 as contrary to public policy, unconscionable and void. The Company plans to continue to aggressively defend any judgment entered on the Stipulated Settlement, zealously oppose payment of the additional shares to Ironridge and will not fail to assert the Company's legal and equitable rights in any court of law. A judgment has yet to be entered on the matter.

On May 25, 2011, John Theodore Anderson ("Plaintiff") filed a Complaint against the Company in the United States District Court, District of Nevada. The Plaintiff alleged a breach of contract and sought money damages against the Company. On August 8, 2011, a judgment was entered in favor of Hondo Minerals, Inc., William R. Miertschin, Richard M. Hewitt, Advanced Natural Tech. Services, Rhena Drury, Ivan Webb, Wild Quail Resources, Inc. against Plaintiff, John Theodore Anderson. Mr. Anderson appealed the decision. On October 18, 2011, Mr. Anderson's appeal was denied and the judgment against Mr. Anderson was affirmed.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.          MINE SAFETY DISCLOSURES

The safety and health of all employees is our highest priority. Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance processing and reduce costs. Our approach towards the health and safety of our workforce is to continuously improve performance through implementing robust management systems and providing adequate training and safety incentives.

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

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning March, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol "HMNC.OB." Because we are quoted on the OTC Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

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

ITEM 6.          SELECTED FINANCIAL DATA

At July 31, 2012, we had total assets of $14,049,298, compared to total assets of $10,182,646 at July 31, 2011. We had cash of $22,118 at July 31, 2012. Total liabilities at July 31, 2012 were $1,207,409 compared to total liabilities of $308,325 at July 31, 2011. Total liabilities as of July 31, 2012 were comprised primarily of payables and accrued expenses. Total shareholders' equity was $14,049,298 at July 31, 2012, compared to $9,874,321 at July 31, 2011. Components of the change in shareholders' equity related to sales and to sales and issuances of common stock and net losses during the period.

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

FINANCING ACTIVITIES

We have financed our operations primarily through advancements or the issuance of equity and debt instruments. For the years ended July 31, 2012 and July 31, 2011, we generated $3,591,386 and $6,957,000 from financing activities, respectively.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Hondo has generated no revenues since inception and has incurred $7,275,101 in operating expenses for the year ended July 31, 2012. These expenses were comprised of $1,151,435 in officers and directors' fees; $4,197,433 in professional fees and $847,634 in corporate, general and administrative costs for the year ended July 31, 2012. We incurred operating expenses of $1,768,472 for the year ended July 31, 2011. The net loss for the year ended July 31, 2012 was $(7,423,912). The following table provides selected financial data about the Company for the years ended July 31, 2012 and 2011.

Balance Sheet Data	July 31, 2011	July 31, 2012
Cash and Cash Equivalents	$2,052,048	$22,118
Total Assets	$10,182,646	$14,049,298
Total Liabilities	$308,325	$3,825,063
Shareholders' Equity (Deficit)	$9,874,321	$10,224,225

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, the Company's cash balance was $22,118 compared to $2,052,048 as of July 31, 2011. Hondo may not have sufficient cash on hand to continue its mining activities and to fund ongoing operational expenses beyond 12 months.

Hondo will need to raise funds in the future to fund possible acquisitions or further processing of mineralized materials. Additional funding will likely come from equity financing from the sale of common stock. If successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. Hondo does not have any financing arranged and cannot provide investors with any assurance that we will be able to raise additional funding from the sale of common stock. There are no assurances that Hondo will be able to achieve further sales of common stock or any other form of additional financing.

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

PLAN OF OPERATION

In 2011, Hondo constructed a pilot processing plant and completed the installation of lab facilities and saw a movement from a construction mode to full processing mode through the first half of 2012. Hondo will continue to expand upon mining activities and opportunities not only at the Tennessee/Schuylkill facility, but at other properties acquired throughout the year.

Currently, the research and development teams and the construction and installation personnel are finalizing Hondo's facilities at the Tennessee Mine that will carry the Company into processing. Early trial runs of the pilot facility have returned favorable results for processing mineralized materials that may exceed previously planned capabilities.

The objectives of our current year end program will be:

(A)	Step into full processing at the pilot facility.
(B)	Begin 24-hour tailings processing.
(C)	Start excavations of known deposits.
(D)	Begin design of automated facility.
(E)	Complete testing of all acquired properties.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.       QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Securities Exchange Act of 1934 Reports

We maintain an Internet website at the following address: hondominerals.com. The contents of the website are not incorporated into this Form 10-K/A or into our other filings with the SEC. The Company makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 8.          FINANCIAL STATEMENTS

HONDO MINERALS CORPORATION

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

Board of Directors
Hondo Minerals Corporation
Scottsdale, AZ 85259

We have audited the accompanying consolidated balance sheets of Hondo Minerals Corporation as of July 31,

2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended July 31, 2012. Hondo Minerals Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has limited cash, no revenues, and limited capital resources raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC
KWCO, PC
Odessa, Texas

October 26, 2012, except for Notes 9 and 11,
as to which the date is December 20, 2012

Hondo Minerals Corporation
CONSOLIDATED BALANCE SHEETS
July 31, 2012 and 2011

	July 31, 2012	July 31, 2011
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$22,118	$2,052,048
Prepaid assets	32,402	59,386

Total Current Assets	54,520	2,111,434

Properties, Equipment, and Buildings:
Vehicles	67,183	67,183
Office equipment	226,986	56,428
Mining equipment	6,249,238	4,129,601
Plant and buildings	4,904,272	1,539,387
Land and mineral properties, net of $920,000 allowance for impairment	2,574,318	2,278,513
Accumulated depreciation	(37,213)	—

Total Properties, Equipment, and Buildings	13,984,784	8,071,112

Other Assets	9,994	100

TOTAL ASSETS	$14,049,298	$10,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Senior loan payable, net of $403,071 debt discount	$846,929	$—
Promissory notes payable	125,000	—
Note payable - related party	21,686	—
Accounts payable and accrued liabilities	112,531	293,066
Accounts payable - related parties	101,263	15,259

Total Current Liabilities	1,207,409	308,325

Common Stock Liability	1,668,554	—
Derivative Liability	949,110	—

Total Liabilities	3,825,073	308,325

Shareholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 82,546,170 and 57,711,390 shares issued and outstanding at July 31, 2012 and 2011, respectively	82,546	57,711
Additional paid-in capital	20,969,828	13,220,847
Treasury stock, at cost	(12,921)	(12,921)
Accumulated (deficit)	(10,815,228)	(3,391,316)

Total Shareholders' Equity	10,224,225	9,874,321

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,049,298	$10,182,646

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended July 31, 2012 and 2011

	2012	2011
	(Restated)
Revenue
Mineral Sales	$—	$—
Cost of Revenue	129,489	—
Gross Loss	(129,489)	—

Operating Expenses
Officers' and directors' fees	1,151,435	761,050
Professional fees	4,197,433	707,774
Derivative Expense	949,110	—
General and administrative	847,634	299,648
Total Operating Expenses	7,145,612	1,768,472

Loss from Operations	(7,275,101)	(1,768,472)

Other Income (Expense)
Other income	18,183	15,930
Interest expense	(166,994)	(28,548)

Net (Loss)	$(7,423,912)	$(1,781,090)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	66,424,837	41,352,159
(Loss) per share	$(0.11)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2012 and 2011

				Additional
	Common Stock		Treasury	Paid in	Retained
	Shares	Amount	Stock	Capital	(Deficit)	Total
Balance, July 31, 2010	28,509,140	$28,509	$(12,921)	$3,454,560	$(1,610,226)	$1,859,922
Shares issued for officers' and directors' fees	2,546,500	2,546	—	758,504	—	761,050
Shares issued for services	796,750	797	—	374,278	—	375,075
Shares issued for services-related party	193,000	193	—	84,807	—	85,000
Donated management services	—	—	—	3,000	—	3,000
Shares issued for interest--related party	537,250	537	—	26,325	—	26,862
Shares issued for payment of short-term loans--related party	7,855,000	7,855	—	384,896	—	392,751
Shares issued for payment of short-term loans	50,000	50	—	2,450	—	2,500
Shares issued for acquisition of mining equipment and buildings	3,163,500	3,164	—	1,189,087	—	1,192,251
Shares issued in private placement	14,060,250	14,060	—	6,942,940	—	6,957,000
Net (loss)	—	—	—	—	(1,781,090)	(1,781,090)

Balance, July 31, 2011	57,711,390	57,711	(12,921)	13,220,847	(3,391,316)	9,874,321
Shares issued for officers' and directors' fees	3,477,000	3,477	—	1,147,958	—	1,151,435
Shares issued for services-related party	330,000	330	—	164,670	—	165,000
Shares issued for services	3,128,000	3,128	—	1,321,652	—	1,324,780
Shares issued for acquistion of mining plant and equipment	1,893,500	1,894	—	596,096	—	597,990
Shares issued for common stock liability	11,716,880	11,717	—	(11,717)	—	—
Warrants granted on senior loan agreements	—	—	—	537,428	—	537,428
Warrants granted for services	—	—	—	1,802,483	—	1,802,483
Shares issued for warrants exercised	200,000	200	—	149,800	—	150,000
Shares issued in private placement	4,089,400	4,089	—	2,040,611	—	2,044,700
Net (loss)	—	—	—	—	(7,423,912)	(7,423,912)

Balance, July 31, 2012 - Restated	82,546,170	$82,546	$12,921)	$20,969,828	$(10,815,228)	$10,224,225

The accompanying notes are an integral part of these financial statements.

Hondo Minerals Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended July 31, 2012 and 2011

	2012	2011
	(Restated)
Cash flows from operating activities:
Net (loss)A	$(7,423,912)	$(1,781,090)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	37,213	—
Common stock issued for services--related party	165,000	375,075
Common stock issued for services	1,324,780	85,000
Common stock issued for officers' and directors' fees	1,151,435	761,050
Common stock issued for interest-related party	—	26,862
Warrants granted for services	1,802,483	—
Donated management services	—	3,000
Amortization of debt discount	134,357	—
Derivative expense	949,110	—
Changes in current assets and liabilities:
Accounts receivable	—	4,200
Prepaid assets	26,984	(59,386)
Accounts payable and accrued liabilities	171,238	293,066
Accounts payable - related parties	86,004	327,487

Net cash (used) provided by operating activities	(1,575,308)	35,264

Cash flows from investing activities:
Purchase of vehicles	—	(67,183)
Purchase of office equipment	(170,558)	(56,428)
Purchase of mining equipment	(495,708)	(3,301,826)
Purchase of buildings	(3,074,043)	(1,163,379)
Purchase of land and mining properties	(295,805)	(362,038)
Deposit on office space	(9,894)	—

Net cash (used) in investing activities	(4,046,008)	(4,950,854)

Cash flows from financing activities
Proceeds from shareholder loans	1,396,686	—
Proceeds from exercise of warrants	150,000	—
Sale of common stock	2,044,700	6,957,000

Net cash provided by financing activities	3,591,386	6,957,000

Net (decrease) increase in cash and cash equivalents	(2,029,930)	2,041,410
Cash and cash equivalents, beginning of year	2,052,048	10,638

Cash and cash equivalents, end of year	$22,118	$2,052,048
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$32,637	$—
Income Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for buildings and mining equipment	$597,990	$1,192,251
Acquisition of buildings and mining equipment	(597,990)	(1,192,251)
Common stock issuance liability	1,668,554	2,500
Accounts payable settled through issuance of common stock liability	(1,668,554)	392,751
Payment of short-loan loan	—	(2,500)
Payment of short-loan loan--related party		(392,751)
Valuation of warrants associated to debt	(537,428)	—
Issuance of warrants associated to debt	537,428	—
	$—	$—

The accompanying notes are an integral part of these financial statements

Hondo Minerals Corporation
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Restated)

Note 1 – Organization and Business Activity

Hondo Minerals Corporation, formerly Tycore Ventures Inc. ("Tycore") was incorporated in the State of Nevada on September 25, 2007 to engage in the acquisition, exploration and development of natural resource properties. On February 22, 2011, Tycore changed its name to Hondo Minerals Corporation ("Hondo" or the "Company").

On February 8, 2011, the two controlling shareholders of Tycore and Hondo Minerals, Inc. ("HMI") entered into an agreement to merge the two companies into a single entity. By agreement, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of Hondo. At the time of the merger the two controlling shareholders owned 71.4% of Tycore and 58.0% of HMI. Due to the common control, the historical basis of accounting of each company was maintained and the accompanying financial statements and historical accounting information represents combined amounts.

The Company is engaged in the acquisition of mines, mining claims and mining real estate in the United States, Canada and Mexico with mineral reserves consisting of precious metals or non-ferrous metals. Since early 2010, HMI has been building and developing a plant designed to process precious and base metals in the Tennessee and Schuylkill Mines in the Wallapai Mining District near Chloride, Mohave County, Arizona. The Company's main focus is the processing of the tailings pile at the mouth of the Tennessee Mine which includes approximately a one million ton tailings pile containing various amounts of lead, zinc, gold, silver, and other concentrations of metal and is adjacent to the Schuylkill Mine. Hondo also owns various mining claims in Colorado and Utah but none are operational as of July 31, 2012.

In mid-July 2012, the Company began processing tailings; however, the Company has yet to realize any revenues from those activities. During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 carbon cells of metals that have yet to be evaluated. Due to the processing issues with the equipment and the smelting process, the Company is unable to estimate any revenue from the carbon cells collected.

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

Going Concern—As shown in the accompanying consolidated financial statements, the Company has limited cash and no revenues and has accumulated a deficit of $10,815,228 as of July 31, 2012 (restated). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and short term borrowings if necessary that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Use of Estimates—Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents—Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Fair Value Measures

ASC 820, "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Financial Instruments—The Company's financial instruments consist principally of cash, prepaid expenses, and accounts payable. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assts. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or duration.

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

Impairment of Long-Lived Assets —The Company reviews and evaluates its long-lived assets for impairment annually and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term "recoverable minerals" refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management's relative confidence in such materials.

In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Income Taxes—The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit, if any, by recording the change in either the net deferred income tax liability or asset balance for the year.

At July 31, 2012 and 2011 the Company recorded a valuation allowance against all of its deferred income tax assets which it believes, based on the weight of available evidence; it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Stock-based Compensation—The Company records stock-based compensation in accordance with ASC 718, "Compensation – Stock Based Compensation" and ASC 505 "Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

The Company periodically borrows short-term operating funds from a finance company that the Company's Chief Financial Officer owns a partial interest in. As of July 31, 2012, the Company owed this finance company $21,686.

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

The following table summarizes warrant activity for the years ended July 31, 2012 and 2011:

	Number	Weighted Average Price	Weighted Average Life (Years)
Oustanding, July 31, 2010	3,000,000	$0.83	0.42
Granted	26,658,000	2.50	1.83
Forfeited	—	—	—
Excercised	—	—	—

Outstanding, July 31, 2011	29,658,000	2.33	1.36
Granted	15,702,800	1.74	1.67
Forfeited	—	—	—
Excercised	200,000	0.75	—

Outstanding, July 31, 2012	45,160,800	$2.27	1.53

Note 5 – Impairment of Mining Property

In May 2010, the company acquired a mining claim in Juab County, Utah for $100 and the granting of 3,000,000 warrants to purchase the Company's common stock. The warrants were valued at $1,020,000 and the Juab County mining property was valued at $1,020,000. At July 31, 2010 management revised the value of the mining property and determined that an impairment allowance of $920,000 should be reserved on this property based on the estimated net realizable value of the property. No other impairments have been considered necessary by the Company's management.

Note 6 – Stock Transactions (Restated)

The following is a summary of stock transactions for the fiscal years ended July 31, 2012 and 2011:

	2012		2011
	Shares	Amount	Shares	Amount
Officer's and Directors' Fees	3,477,000	$1,151,435	2,546,500	$761,050
Services-related party	330,000	165,000	193,000	85,000
Services	3,128,000	1,324,780	796,750	375,075
Acquisition of mining plant and equipment	1,893,500	597,990	3,163,500	1,192,251
Common stock liability (restated)	11,716,880	1,668,554	—	—
Exercise of warrants	200,000	150,000	—	—
Private placement	4,089,400	2,044,700	14,060,250	6,957,000
Payment of interest-related party	—	—	537,250	26,862
Payment of short-term loans-related party	—	—	7,855,000	392,751
Payment of short-term loans	—	—	50,000	2,500
Warrants granted for services	—	1,802,483	—	—
Warrants granted on senior loan agreements	—	537,428	—	—

	24,834,780	$9,442,370	29,202,250	$9,792,489

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

In conjunction with these borrowings, the Company issued 1,250,000 class "G" warrants and 1,250,000 class "H" warrants. Class "G" warrants are exercisable to purchase 3 shares of the Company's common stock for $.50 per share, and Class "H" warrants are exercisable to purchase 3 shares of the Company's common stock for $.75 per share. Both the "G" and the "H" warrants are immediately exercisable and expire on April 30, 2014. The warrants were valued using the Black-Scholes-Merton valuation model using a volatility rate of 76.6% and a risk free rate of return of .26%. Stock prices on the grant dates were between $.35 and $.43. The total value of the warrants was $537,428 and was recorded as a debt discount to the notes payable to be amortized over the life of the loan using the interest method. The amount of amortization charged to interest expense during the year ended July 31, 2012 was $134,357.

Promissory Notes Payable represents borrowings from 2 individuals totaling $125,000. The notes carry an interest rate of 10% (ten percent) and are due on August 31, 2013 with interest payments due quarterly on November 30, 2012, February 28, 2013, May 31, 2013, and August 31, 2013.

Notes payable-related party is a short term note payable to a finance company partially owned by the Company's Chief Financial Officer. The note bears an interest rate of 5% and was payable on October 15, 2012.

Note 8 – Federal Income Taxes (Restated)

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the fiscal years ended July 31, 2012 and July 31, 2011:

	(Restated)
	2012	2011

Tax benefit at statutory rates of 34%	$2,524,130	$605,571
Non-deductible expenses	(394,909)	(268,989)
Change in valuation allowances	(2,129,221)	(336,582)

Net income tax benefit	$—	—

The components of the deferred tax assets are as follows:

	(Restated)
	2012	2011

Deferred tax assets
Net operating loss carryforward	$(2,957,603)	$(834,196)
Deferred contributions	(5,814)	—

Total Deferred tax asset	(2,963,417)	(834,196)
Less: valuation allowance	2,963,417	834,196

	$—	$—

The Company has no deferred tax liabilities.

At July 31, 2012, the Company had a federal income tax net operating loss carry forwards of approximately $7,730,000 to offset future taxable income, which begins to expire in 2029, therefore, there was no income tax expense or payable as of July 31, 2012.

Note 9 – Commitments and Contingencies – (Restated)

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

In April 2012, the Company's Board of Directors' approved the settlement of a lawsuit through the issuance of the Company's common stock pursuant to nonpayment of certain accounts payable and purchase obligations that the Company made in early 2012. These obligations amounted to $1,668,554. The number of shares to be issued for the obligation is to be determined through a "calculation period" determined through a calculation of volume of shares traded and 80% of the daily average share price. This pricing period continues from the issuance date of April 26, 2012 until the Company's aggregate trading volume of its common stock reaches $5,000,000. As of July 31, 2012, the Company had been issued 11,716,880 shares of the Company's common stock and the Company's trading volume for the "calculation period" approximated $1,500,000. No estimate of the amount of additional shares had been calculated as of July 31, 2012. The $1,668,554 obligation has been recorded as common stock liability and will remain a liability until such time as the exact number of common shares to be issued is determined. The conversion of the liability is at a discount to the current market value; therefore, a derivative liability expense of $949,110 was recognized as of July 31, 2012. The derivative liability/expense will change as the market value of the Company's common stock changes. The derivative expense was valued using the Black-Scholes-Merton valuation model using a volatility rate of 136.03% and a risk free rate of return of .17%.

Note 10 – Subsequent Events

Subsequent to July 31, 2012 through the date these consolidated financial statements were available for issuance, the Company raised $680,000 through issuing Senior Loan Agreements. These agreements include the issuance of 1,890,000 shares of the Company's common stock valued at $98,600. All of these loans are due on August 31, 2013 and carry an interest rate of 10%. The interest payments are due quarterly. In the opinion of the Company's management, there have been no other significant subsequent events since July 31, 2012.

Note 11 – Restatement

The July 31, 2012 consolidated financial statements of the Company originally reported the settlement of a lawsuit through the issuance of the Company's common stock as an equity transaction. Since there is an indefinite number of common shares to be issued in settlement of the debt, the restatement changed the reclassification of that transaction from an equity transaction to a liability transaction thereby recording the $1,668,554 as Common Stock Liability rather than Additional Paid-In Capital. The number of shares to be issued pursuant to the liability is issued at a discount to the Company's market value of the stock; therefore, a derivative liability/expense was recorded.

Consolidated Balance Sheet	As Reported	Difference	As Restated

Common stock liability	$—	$1,668,554	$1,668,554
Derivative liability	—	949,110	949,110
Total Liabilities	1,207,409	2,617,664	3,825,073
Additional paid-in capital	22,618,382	(1,648,554)	20,969,828
Accumulated (Deficit)	(9,486,118)	(969,110)	(10,815,228)
Total equity	12,841,889	(2,617,664)	10,224,225

Consolodated Statement of Operations

Derivative expense	—	949,110.00	949,110.00
Professional fees	4,177,433.00	20,000.00	4,197,433.00
Total Operating expenses	6,176,502.00	969,110.00	7,145,612.00
Loss from Operations	(6,305,991.00)	(969,110.00)	7,275,101.00
Net (loss)	(6,454,802.00)	(969,110.00)	(7,423,912.00)
(Loss) per share	(0.10)	(0.01)	(0.11)

Statement of Cash Flows

Net (loss)	(6,454,802.00)	(969,110.00)	(7,423,912.00)
Accounts payable and accured liabilities	151,238.00	20,000.00	171,238.00
Derivative expense	—	949,110.00	949,110.00

END OF FINANCIAL STATEMENTS

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of July 31, 2012.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company's internal control over financial reporting as of July 31, 2012 was not effective for the reasons described herein.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended July 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of July 31, 2012, for the following reasons:

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide on management's report on this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended July 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

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

Name	Age	Position
William Miertschin 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	65	President, CEO, and Director

Chris Larson 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	40	CFO and Director

J.C. "Skip" Headen 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	50	Secretary, Treasurer and Director

Ben Botello 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	60	Director

Howard Siegel 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	68	Director

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

J. C. "Skip" Headen - age 50, Rockwall, Texas, has been Secretary since November 19, 2010 and a Director since September 23, 2010. Previously, he was Chairman and CEO of Grand Central Silver Mines, Inc., a publically traded diversified mining property Company with claims in Utah and Idaho from 1999 to 2009. He attended Richland College and the University of North Texas.

Ben Botello - age 60, Houston, Texas, has been a Director since June 2007. He is a graduate of the University of Houston and also holds a Masters of Business Administration degree from Syracuse University. He has been the owner of Telkin Sheetmetal, Inc. since 1986, a metal fabricating business located in Houston, Texas.

Howard Siegel - age 68, Houston, Texas, is an attorney licensed to practice law in the State of Texas and has been a practicing attorney for over 40 years. He holds a law degree from St. Mary's University Law School. Mr. Siegel's law practice includes tax, real estate, and corporate law matters. He previously worked for the Internal Revenue Service, Tenneco, Inc., The Superior Oil Company and Bracewell & Patterson. He has served as a Director in public and private corporations, including Hondo Minerals, Inc., Australian Canadian Oil Royalties, Ltd., and Syndication, Inc.

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

AUDIT COMMITTEE

The Company has established an audit committee of the Board of Directors, which consists of the Company's independent directors, Ben Botello, Audit Committee Chairman, and Howard Siegel, Audit Committee Member. The audit committee's duties are to recommend to the Company's Board of Directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will, at all times, be comprised exclusively of directors who are, in the opinion of the Company's Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE

The Company has established a compensation committee of the Board of Directors, which consists of Howard Siegel, Compensation Committee Chairman and Ben Botello, Compensation Committee Member. The compensation committee reviews and approves the Company's salary and benefits policies, including compensation of executive officers.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the "Named Executive Officers") in the fiscal years ended July 31, 2012.

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

EMPLOYMENT AGREEMENTS

None.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of July 31, 2012, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this Report, there are 82,546,170 shares of common stock issued and outstanding.

Total warrants outstanding at July 31, 2012 were 45,160,800. There were 29,658,000 warrants outstanding at July 31, 2011

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

William Miertschin 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	14,181,652	16.9%

J.C. "Skip" Headen 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	574,000	0.06%

Ben Botello 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	127,800	0.015%

Howard Siegel 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	139,600	0.016%

Chris Larson 15303 N. Dallas Parkway, Suite 1050 Addison, TX 75001	942,000	1.1%

All executive officers and directors as a group (4 people)	15,965,052	19.06%
Beneficial Shareholders greater than 5%

Stephen Grosberg 601 E. 20th Street, Apt. #8-c New York, NY 10010	6,560,000	7.83%

Fast-Cede & CO. 55 Water St. New York, NY 10041	23,863,510	28.5%

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

FORMATION AND MERGER

As previously disclosed, on February 8, 2011, the Company, Hondo Minerals, Inc., a Nevada corporation ("HMI") and the shareholders of HMI (the "HMI Shareholders"), closed a transaction pursuant to that certain Share Exchange Agreement (the "Share Exchange Agreement"), whereby the Company acquired 100% of the outstanding shares of common stock of HMI (the "HMI Stock") from the HMI shareholders. By agreement and after cancellations, Tycore exchanged 17,783,888 shares of its common stock for all of the issued and outstanding common shares of Hondo. As a result of closing the transaction, Hondo shareholders now hold approximately 76% of issued and outstanding common stock.

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

PART IV

ITEM 15.       EXHIIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Registration Statement on Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
3.2	Bylaws.	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.2(a)	Amended Bylaws.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
10.1	Engagement letter agreement between Roth Capital Partners and Hondo Minerals Corporation dated November 30, 2011.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
21.1	List of Subsidiaries.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety and Health Administration Safety Data	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.1	Independent Observation of Hondo Minerals, Inc. Operations by Ralph Page, BA and Dick Wullaert, PhD of Bioguard Industries, Inc.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.2	List of the Company's Mineral Claims	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: August 20, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: Chief Executive Officer

Dated: August 20, 2013	/s/ Chris Larson
By: Chris Larson
Its: Chief Financial Officer