Form 10-K/A
period 2012-07-31
Hondo Minerals Corp
filed 2013-09-24
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2012 (the “Original Filing”) and Amendment No. 1 and No. 2 to the Original Filing as filed with the SEC on December 21, 2012 and on August 20, 2013, respectively.

The purpose of this Amendment No. 3 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 9, 2012, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

Aresenopyrite
Metallic silver-white to steel gray mineral.  The most common arsenic mineral and principal mineralized material of arsenic; occurs in many sulfide mineralized material deposits, particularly those containing lead, silver, and gold.

Assay	The testing of a metal or mineralized material to determine its ingredients and quality.

Batholith	A very large igneous intrusion extending deep in the Earth's crust.

Bedrock	A deposit of solid rock that is typically buried beneath soil and other broken or unconsolidated material.

Biotite	A black, dark brown, or greenish black micaceous mineral.

Breccia	A coarse-grained clastic rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix

Calcite	A mineral composed of calcium carbonate (CaCO3).

Cenozoic
Relating to or denoting the most recent era, following the Mesozoic era and comprising the Tertiary and Quaternary periods. The Cenozoic period covers the period from approximately 65.5 million years ago to the present day.

Chalcopyrite	A mineral, a sulfide of copper and iron.

Chlorite	A generally green or black secondary mineral, often formed by metamorphic alteration of primary dark rock minerals that appears as a spot of green and resembles mica.

Clastic	Denoting rocks composed of broken pieces of older rocks.

Cretaceous	Of, relating to, or denoting the last period of the Mesozoic era, between the Jurassic and Tertiary periods. The Cretaceous period lasted from about 146 million to 65 million years ago.

Crystal	A piece of a homogeneous solid substance having a naturally geometrically regular form with symmetrically arranged plane faces.

Crystalline	Of, relating to, or composed of crystals.

Development Stage	Includes all issuers engaged in the preparation of an established commercially minable deposit (reserves) for its extraction which are not in the production stage.

Diabase	Fine- to medium-grained, dark gray to black intrusive igneous rock.

Dike	A sheetlike body of igneous rock that cuts across layering or contacts in the rock into which it intrudes.

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

Triassic	Of, relating to, or denoting the earliest period of the Mesozoic era. The Triassic period lasted about 245 million to 208 million years ago.

Vein	An occurrence of mineralized material with an irregular development in length, width and depth usually from an intrusion of igneous rock.

Vesicles	A small cavity formed in volcanic rock by entrapment of a gas bubble during solidification.

Volcanic	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

III.        PRINCIPAL PROJECTS

Our portfolio of assets include: the Tennessee Mine in the Wallapai Mining District near Chloride, Mohave County, Arizona; the Schuylkill Mine in the Wallapai Mining District near Chloride, Mohave County, Arizona (adjacent to the Tennessee Mine); as well as several additional mining claims located in Arizona, Nevada, Utah, and Colorado.  Refer to Exhibit 99.2 for a complete list and description of all of our properties.  On an ongoing basis, the Company will evaluate our exploration portfolio to determine ways to increase the value of our properties.

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

In 2012, Ralph Page, BA, and Dick Wullaert, PhD, of Bioguard Industries, Inc. completed an Independent Observation Report of the Company’s mining site and equipment, operations and production process (the “Bioguard Report”). The Bioguard Report made four basic observations about the Company’s operations in Chloride, AZ: (1) the Company has not taken the traditional approach to evaluate the tailings at the Tennessee Mine but rather, has focused on the economic values in the metal sulfides present in the tailings and licensed new processing methods to leach (ELeach) and recover (RenoCell) valuable metals from these tailings; (b) the Company has made a serious effort to get into production and have spent millions buying, building and installing the necessary equipment to process the tailings; (c) the chemical analyses of the leachant solutions demonstrate that the Eleach process can put silver, gold and other precious metals and economic base metals into solution; and (d) the Company has demonstrated that the tailings contain recoverable precious and economic base metals.  A final feasibility study on the Tennessee Mine has not been completed, as such, the results of the Bioguard Report should not be relied upon until a final feasibility study has been conducted.  Refer to Exhibit 99.1 for a copy of the report.

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

As the Company is not currently conducting any exploration activities and has no future detailed plans to conduct exploration on the Tennessee Mine, we have not established Quality Assurance/Quality Control protocols.

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

For instance, with regard to processing at the Tennessee Mine, the typical and historical values of mine dumps and tailings at the Tennessee Mine have been based primarily on free milling mineralized materials and free gold, silver, and other economic base metals found in tailings.  Samplings in the past did not focus on the values in the concentrated metal sulfides which are present in the tailings.  Prior to the 1980s, an economic way to process metal sulfide mineralized materials did not exist.  Thus, these types of mineralized materials were discarded with the mine tailings.  Developments in the 1980s by pioneers such as Dr. Richard F. Hewlett and others brought new leaching methods and technologies to this field, such as the processing of Nevada’s Carlin Trend.   The Company, with its knowledge of how to process metal sulfides of this nature, incorporated this knowledge as one of the core constituencies of its business development plans.  The Company was aware that historically, halide leaching was a costly process, but was open to the possibility that advances in this technology might exist.  We employ revolutionary new technologies to recover economic (precious) metals from mineralized material concentrates and mine tailings.  Among these technologies are the “ELeach Processing” and “Aqua-Regia Processing,” and “RenoCell Processing.”  The Company has identified and licensed the ELeach process and, according to the Bioguard Report, has proven the economy and efficacy of the process for the Tennessee Mine tailings and existing silver veins.  This determination was made in the Bioguard Report based on independent observation of the Company, its mining site and equipment, operations and production process.  With the advent of these new processing methods, such as the ELeach process, the Company is now able to process tailings to recover economic values.

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

SULFIDE ENTWINED PM LEACH &
SELECTIVE PRECIOUS METAL RECOVERY

Basic Steps - Process Flow Diagram

Figure 7. Basic Steps in the Hondo Mining Process

(a)         ELeach Process

ELeach is an environmentally friendly medium and technique that has been developed for recovering economic (precious) metals from mineralized material concentrates and mine tailings. ELeach has also been successfully applied to recovering economic metals and deleterious metals from toxic materials such as Coal Combustion Products (CCP). ELeach is currently in a patent pending/Patent Cooperation Treaty status.  A description of the ELeach Process may also be found in the Bioguard Report.

Current precious metal recovery techniques often involve the use of strong chemicals, such as cyanide and corrosive acids, that are expensive to use onsite and are environmentally questionable. The disposal of CCP has also become a problem because of regulatory issues concerning heavy metals.

ELeach is produced through an on-site generator which enhances mixed oxidants in source water and then integrated as a leachant based upon its unique interaction with different elemental groups. ELeach optimizes specific chemical parameters such as pH, Oxidation Reduction Potential (ORP) and free halides while additional oxidizing agents are added when dictated by the mineralized material being leached.

ELeach can be used to replace or enhance the expensive, highly-regulated and environmentally-challenging chemicals that must be shipped to and stored at the site. For some cases such as gold sulfide mineralized material, where cyanide meets its challenges, ELeach has been successfully used to recover gold (ELeach leaches 20-60 times faster than cyanide). For mineralized material leaching applications where cyanide was previously used, ELeach can be used to neutralize the residual cyanide. ELeach and its process not only accelerates the gold and silver leaching processes, but also leaches out the platinum group metals that are not soluble in cyanide.

ELeach is not used for the liberation of free gold but is used to leach mineralized materials and high grade concentrates of fine gold and free gold in a microscopic state.

The benefits of ELeach are as follows:

1.     Onsite processing (see Figure 4).
2.     User, environmental, storage, transportation and disposition safety.
3.     Cost effectiveness.
4.     Exponentially effective over cyanide.

As each mineralized material bears a unique and individualized finger print, a proprietary ELeach is created for each mineralized material and for each mining process.

(b)         Aqua-Regia Processing

Aqua-Regia is the use of chemical corrosives and oxidizers to remove precious metals from mineralized materials and suspend them in solution to be processed in final refining. Washed or scrubbed mineralized material is dissolved in a solution of hydrochloric acid (HCL) and nitric acid (HNO3), and heated to dissolve and release gold (Au) and silver (Ag) carried in sulfides.

Solution put through this processing is then filtered and a trade specific mix is then added to remove all Au and Ag content for final refining.

(c)         RenoCell Process

The RenoCell Technology, provided by Renovare, has been developed to provide superior, low-cost, high performance solutions for the removal of metals from process and waste waters in the metal plating, microelectronics, mining and related industries.  RenoCells are compact and modular, and are based on a unique electrochemical technology that utilizes a patented three-dimensional cathode design to reduce metal concentrations in process and wastewater to sub-ppm range with the lowest cost of ownership.  The net result is that the RenoCell can achieve much lower final metal ion concentrations using far less energy.  A specific example of how Renovare’s electrowinning technology improves the recovery of gold is detailed in a Renovare Technical Bulletin available on Renovare’s website located at http://www.renovare.com, under the heading “Reviewing the Operation of Gold Electrowinning Cells.”

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

Figure 8. Comparison of Typical versus RenoCell Mining Production Process Technology.

Figure 9. RenoCell Processing Facility Installed in a 40 Foot Container at the Tennessee Mine Site

V.          ANALYSIS OF THE COMPANY'S MATERIALS

(a)         Background

A metallurgical assay is a compositional analysis of a mineralized material, metal or alloy. For centuries, the fire assay (cupellation) has been the accepted assay technique for precious metals. Sample preparation of mineralized material from the mine involves crushing, splitting and pulverizing. Since the original mineralized material sample may be large (100’s of pounds), an accepted method is used to get a representative sample for testing (usually 30 grams). The fire assay process is time consuming and complex (see www.mine-engineer.com/mining/assay2.htm).  As of the date of this Report, we have not performed fire assays on any of our samples.

The precious metal content of mineralized material is commonly quoted in ounces (oz) per ton. To make the results from the fire assay (usually in milligrams, mg) easy to convert to oz/ton, a sample size of 30 grams is used (Assay Ton). Thus, one milligram of gold in 30 grams of mineralized material is equivalent to 1 oz of gold in 1 ton of mineralized material. Actually, the correct weight of the mineralized material sample varies depending on the units used for ounces and ton (it’s 29.166 for troy ounces per short ton, see www.edumine.com/Xtoolkit/XconTool/convert.htm). The bottom line is 1 mg of gold obtained from an assay sample weighing 30 grams corresponds to 1 oz/ton of gold in the mineralized material.

Newer methods of determining the chemical composition of mineralized material are based on mass spectrometry (such as Inductively Coupled Plasma – Atomic Emission Spectroscopy, Inductively Coupled Plasma - Mass Spectrometry (“ICP-MS”) and x-ray diffraction (XRD). The results of these tests are usually reported in parts per billion (ppb) or parts per million (ppm). For example, 1 ppm corresponds to 0.001grams/1000 grams and can be expressed as 1 mg/kg or 1 mg/L. (see Appendix B of the Bioguard Report).

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

If a 30 gram sample of mineralized material (tailings) is placed in 1 liter of a leaching solution (lixiviant), a certain amount of the precious metals will be extracted from the tailings and be present in the pregnant solution/leachant. The composition and concentration of each element in the leachant can be determined by ICP-MS. The concentration of each element is usually reported in ppm. This is equivalent to milligrams per Liter (mg/L) or mg/kg, since one liter (of water) weighs 1 kg (see Appendix B of the Bioguard Report for an explanation of the conversions and calculations used in this report). Thus, to simplify the calculation of oz/ton, the results of the leaching studies are listed in Table 1 as mg/kg.

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

According to the Bioguard Report, for the 20 tests listed in Table 1, the average value for silver is 0.983 oz/ton and the average value for gold is 1.975 oz/ton. Note that the concentrations of silver and gold listed in Table 1 are what was leached out of the tailings, and thus represent a conservative estimate of what is in the tailings.

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

A portion of Hondo’s leached liquid samples were tested by an independent laboratory, Acme Labs, and their analyses were used to verify the efficacy and efficiency of the leaching process.

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

Assays from American Assay Labs, a Canadian certified lab in Reno, Nevada, were returned to the offices of Advanced Natural Technology Services, Inc. on March 18, 2010 via email.  Certified Geologist Howard Metzler confirmed number calculations on March 19, 2010.  Out of 680,000 cubic yards of tailings and dump on the Tennessee Mine, the following metals were found: gold, silver, cadmium, magnesium, manganese, sulfur, lead, zinc, aluminum, titanium and copper, among several others.  The estimated 680,000 cubic yards of material show an initial weight of 2,337 pounds/yard, yielding 798,000 tons of tailings.  It is important to note that dump piles in most instances will carry higher volumes of metal than previously run tailings piles. Approximately 1/3 of all material on the ground at the Tennessee Mining site is dump material, which consists of unprocessed mineralized material. The gold found is considered free gold inside the tailings that have not been put through final concentration which may be done by gravity float with the use of water.  Leaching of the tailings will remove the gold carried inside the sulfides and should dramatically increase the number of ounces of gold inside the tailings pile.

Given the large volume of tailings at the Tennessee Mine, it was decided to run gravity concentration tests.  The mineralized materials at the Tennessee Mine are sulfides and given the fine grind, it would have made gravity concentration difficult in the past, but with modern technology, it was decided to see if a concentrate could be made.

The attempt was rather crude, utilizing an 18-inch spiral concentrator, scales and borrowing water and space from fellow miners.  Two samples of approximately 40 pounds were taken by the geologist (accurate weights were not obtained because the samples were damp).  One sample was taken from the top of the tailings pile where sulfides were visible and the second sample was taken from the base of the pile.

The tests were conducted with difficulty because the fine grind of the tails had the spiral concentrator at its extreme limits as to angle and low flow of water required to get a concentrate. The required low angles and low water volume resulted in considerable problems with balls of clay.  Samples require sufficient agitation prior to getting accurate tests.  However, even with these problems, concentrates from both samples were obtained. No accurate weights were possible. Concentrates were dried and analyzed with a portable XRF unit.  Microscopic examination of the concentrates showed the top sample consisted mostly of quartz and pyrite/arsenopyrite while the concentrates from the base were darker with more chalcopyrite, darker sulfides and darker silicates.

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

Impairment of Long-Lived Assets —The Company reviews and evaluates its long-lived assets for impairment annually and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term "recoverable minerals" refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management's relative confidence in such materials.

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

PART IV
ITEM 15.       EXHIIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Registration Statement on Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
3.2	Bylaws.	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.2(a)	Amended Bylaws.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
10.1	Engagement letter agreement between Roth Capital Partners and Hondo Minerals Corporation dated November 30, 2011.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
21.1	List of Subsidiaries.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety and Health Administration Safety Data	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.1	Independent Observation of Hondo Minerals, Inc. Operations by Ralph Page, BA and Dick Wullaert, PhD of Bioguard Industries, Inc.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.2	List of the Company’s Mineral Claims	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on August 20, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: September 24, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: Chief Executive Officer

Dated: September 24, 2013	/s/ Chris Larson
By: Chris Larson
Its: Chief Financial Officer