Form 10-K/A
period 2012-07-31
Hondo Minerals Corp
filed 2013-10-16
CIK 1471136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 4

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

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2012 (the “Original Filing”) and Amendments No. 1, 2 and 3 to the Original Filing as filed with the SEC on December 21, 2012, August 20, 2013, and Septmenber 24, 2013, respectively.

The purpose of this Amendment No. 4 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 9, 2012, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

Our management has included projections and estimates in this Form 10-K/A, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves (defined herein). However, limited work has been performed and there is no assurance that a commercially viable mineral deposit exists on any of our properties.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  Internal and third party verification of our processing methods and properties have not been performed and all work is exploratory in nature.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves. However, limited work has been performed and there is no assurance that a commercially viable mineral deposit exists on any of our properties.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Internal and third party verification of our processing methods and properties have not been performed and all work is exploratory in nature.

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

At this stage of our business, the Tennessee Mine and Schuylkill Mine are our principal exploration properties and our other properties are not material. At the Tennessee Mine, the focus is the processing of the one million ton tailings pile at the mouth of the mine. At the Schuylkill Mine, there are no processing or exploration activities being carried out and no future plans to carry out such activities. The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves. However, limited work has been performed and there is no assurance that a commercially viable mineral deposit exists on any of our properties.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  Internal and third party verification of our processing methods and properties have not been performed and all work is exploratory in nature.

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

(e)        Previous Work Completed and Present Condition of the Claims

The Tennessee/Schuylkill properties are without known reserves and all activities carried out on such properties are exploratory in nature.  However, limited work has been performed and there is no assurance that a commercially viable mineral deposit exists on these properties.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  Internal and third party verification of our processing methods and properties have not been performed and all work is exploratory in nature.

Since early 2010, the Company has been building and developing a plant on the Tennessee Mine designed to process precious and base metals in the Tennessee and Schuylkill Mines.  A more detailed description of the plant is described herein under Section III(f) entitled, “Equipment, Infrastructure and Other Facilities.”

In mid-July 2012, the Company began processing tailings from the Tennessee Mine; however, the Company has yet to realize any revenues from those operations.  During the last half of July 2012, the Company processed approximately 125 tons of tailings and produced 94 carbon cells of metals that have yet to be evaluated.

As of the date of this Report, the Company is focused on processing the tailings and there is no exploration activity being conducted at the Tennessee Mine.  There are no future detailed plans to conduct exploration on the property.  Accordingly, the Company has not prepared any exploration programs, timetables or budgets and has not identified any parties to carry out exploration work.  As the Company is not currently conducting any exploration activities and has no future detailed plans to conduct exploration on the Tennessee Mine, we have not established Quality Assurance/Quality Control protocols.  Internal and third party verification of our processing methods and properties have not been performed and all work performed is exploratory in nature.  As of July 31, 2012, the total costs incurred by the Company on the Tennessee Mine are $13,757,798.  At this time, the Company cannot determine its future costs.

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

For instance, with regard to processing at the Tennessee Mine, the typical and historical values of mine dumps and tailings at the Tennessee Mine have been based primarily on free milling mineralized materials and free gold, silver, and other economic base metals found in tailings.  Samplings in the past did not focus on the values in the concentrated metal sulfides which are present in the tailings.  Prior to the 1980s, an economic way to process metal sulfide mineralized materials did not exist.  Thus, these types of mineralized materials were discarded with the mine tailings.  Developments in the 1980s by pioneers such as Dr. Richard F. Hewlett and others brought new leaching methods and technologies to this field, such as the processing of Nevada’s Carlin Trend.   The Company, with its knowledge of how to process metal sulfides of this nature, incorporated this knowledge as one of the core constituencies of its business development plans.  The Company was aware that historically, halide leaching was a costly process, but was open to the possibility that advances in this technology might exist.  We employ revolutionary new technologies to recover economic (precious) metals from mineralized material concentrates and mine tailings.  Among these technologies are the “ELeach Processing” and “Aqua-Regia Processing,” and “RenoCell Processing.” With the advent of these new processing methods, such as the ELeach process, the Company is now able to process tailings to recover economic values.  The Company has also licensed the ELeach process.

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

Figure 8. Comparison of Typical versus RenoCell Mining Production Process Technology.

Figure 9. RenoCell Processing Facility Installed in a 40 Foot Container at the Tennessee Mine Site

V.          ANALYSIS OF THE COMPANY'S MATERIALS

(a)         Background

A metallurgical assay is a compositional analysis of a mineralized material, metal or alloy. For centuries, the fire assay (cupellation) has been the accepted assay technique for precious metals, however the fire assay process is time consuming and complex (as of the date of this Report, we have not performed any fire assays). Sample preparation of mineralized material from the mine involves crushing, splitting and pulverizing. Since the original mineralized material sample may be large (100’s of pounds), an accepted method is used to get a representative sample for testing (usually 30 grams).  The precious metal content of mineralized material is commonly quoted in ounces (oz) per ton. Actually, the correct weight of the mineralized material sample varies depending on the units used for ounces and ton (it’s 29.166 for troy ounces per short ton, see www.edumine.com/Xtoolkit/XconTool/convert.htm).

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

As of the date of this Report, the Company is focused on processing the tailings and there is no exploration activity being conducted at the Tennessee Mine.  The Company will continue to be an exploration stage company until we have established mineral reserves.  However, limited work has been performed and there is no assurance that a commercially viable mineral deposit exists on any of our properties.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Internal and third party verification of our processing methods and properties have not been performed and all work is exploratory in nature.

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

On December 12, 2011, the Board appointed Chris Larson as Chief Financial Officer, Secretary and as a Member of the Board of Directors of the Company.

On January 5, 2012 the Company announced preliminary success with its processing facility at the Tennessee Mine. The Company processed pregnant leached solution (PLS) using its exclusive ELeach process. If the material being leached in the ELeach solution contains metals, a chemical reaction occurs.  Once the chemical reaction begins to subside or slows down and becomes relatively stable, we know that the leaching is complete or near complete and that the metals are now contained in the solution.

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

PART IV
ITEM 15.       EXHIIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Registration Statement on Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
3.2	Bylaws.	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.2(a)	Amended Bylaws.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
10.1	Engagement letter agreement between Roth Capital Partners and Hondo Minerals Corporation dated November 30, 2011.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
21.1	List of Subsidiaries.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
95.1	Mine Safety and Health Administration Safety Data	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.1	Independent Observation of Hondo Minerals, Inc. Operations by Ralph Page, BA and Dick Wullaert, PhD of Bioguard Industries, Inc.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.2	List of the Company’s Mineral Claims	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on August 20, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: October 16, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: Chief Executive Officer

Dated: October 16, 2013	/s/ Chris Larson
By: Chris Larson
Its: Chief Financial Officer