Form 10-K/A
period 2012-07-31
Hondo Minerals Corp
filed 2013-11-13
CIK 1471136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 5

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
(Do not check if a smaller
reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

This Amendment No. 5 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2012 (the “Original Filing”) and Amendments No. 1, 2, 3 and 4 to the Original Filing as filed with the SEC on December 21, 2012, August 20, 2013, September 24, 2013 and October 16, 2013, respectively.

The purpose of this Amendment No. 5 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 9, 2012, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

HONDO MINERALS CORPORATION

FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K/A of Hondo Minerals Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development activities, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 72.8% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. The Company is currently an exploration stage company and will continue to be an exploration stage company until we have established mineral reserves (defined herein). However, limited work has been performed and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Internal and third party verification of our processing methods and properties have not been performed and all work is exploratory in nature. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K/A to the “Company”, “Hondo”, “we”, “us,” or “our” are to Hondo Minerals Corporation, unless otherwise specified.

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

II. GLOSSARY

The following defined technical geological terms (or variations thereof) are used in our Annual Report:

Term Definition

Amphibole	Any of a large group of structurally similar hydrated double silicate minerals, such as hornblende, containing various combinations of sodium, calcium, magnesium, iron, and aluminum.

Andesite	Medium to dark coloured vesicular volcanic rocks, mostly fine grained with typically porphyric texture.

Anticline	A ridge or ridge-shaped fold of stratified rock in which the strata slope downward from the crest.

Aplite	Light-colored and fine-grained granitic rock consisting chiefly of quartz and feldspars.

Aresenopyrite	Metallic silver-white to steel gray mineral. The most common arsenic mineral and principal mineralized material of arsenic; occurs in many sulfide mineralized material deposits, particularly those containing lead, silver, and gold.

Assay	The testing of a metal or mineralized material to determine its ingredients and quality.

Batholith	A very large igneous intrusion extending deep in the Earth's crust.

Bedrock	A deposit of solid rock that is typically buried beneath soil and other broken or unconsolidated material.

Biotite	A black, dark brown, or greenish black micaceous mineral.

Breccia	A coarse-grained clastic rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix

Calcite	A mineral composed of calcium carbonate (CaCO3).

Cenozoic	Relating to or denoting the most recent era, following the Mesozoic era and comprising the Tertiary and Quaternary periods. The Cenozoic period covers the period from approximately 65.5 million years ago to the present day.
Chalcopyrite	A mineral, a sulfide of copper and iron.
3

Chlorite	A generally green or black secondary mineral, often formed by metamorphic alteration of primary dark rock minerals that appears as a spot of green and resembles mica.
Clastic	Denoting rocks composed of broken pieces of older rocks.
Cretaceous	Of, relating to, or denoting the last period of the Mesozoic era, between the Jurassic and Tertiary periods. The Cretaceous period lasted from about 146 million to 65 million years ago.
Crystal	A piece of a homogeneous solid substance having a naturally geometrically regular form with symmetrically arranged plane faces.
Crystalline	Of, relating to, or composed of crystals.
Development Stage	Includes all issuers engaged in the preparation of an established commercially minable deposit (reserves) for its extraction which are not in the production stage.

Diabase	Fine- to medium-grained, dark gray to black intrusive igneous rock.

Dike	A sheetlike body of igneous rock that cuts across layering or contacts in the rock into which it intrudes.

Dip	The angle that a rock unit, fault or other rock structure makes with a horizontal plane. Expressed as the angular difference between the horizontal plane and the structure. The angle is measured in a plane perpendicular to the strike of the rock structure.

Diorite	Coarse-grained, intrusive igneous rock that is intermediate in composition between granite and gabbro.

Dore	Unrefined gold and silver bullion bars.

Electrowinning	Process used to remove metal ions from liquid solutions. Most often used to recover precious metals.

Exploration Stage	Includes all issuers engaged in the search for mineral deposit (reserves) which are not in either the development or production stage.

Extrusive Rock	Igneous rocks which form by the crystallization of magma at the surface of the Earth.

Facies	The character of a rock expressed by its formation, composition, and fossil content.

Fault	A fracture or fracture zone in rock along which movement has occurred.

Feldspar	Any of a group of abundant rock-forming minerals occurring principally in igneous, plutonic, and some metamorphic rocks, and consisting of silicates of aluminum with potassium, sodium, calcium, and, rarely, barium.

Fissure	A long, narrow opening in a rock, made by cracking or splitting.

Foliation	The set of layers visible in many metamorphic rocks as a result of the flattening and stretching of mineral grains during metamorphism.

Gabbro	A dark, coarse-grained plutonic rock of crystalline texture.

Galena	A bluish, gray, or black mineral of metallic appearance, consisting of lead sulfide.

Gneiss	A metamorphic rock with a banded or foliated structure, typically coarse-grained.

Gouge	A layer of soft, earthy or clayey material along the wall of a vein.

Halide	Minerals formed by combining a metal with one of the five halogen elements.

Hornblende	A green to black amphibolic mineral formed in the late stages of cooling in igneous rock.

Horse-tailing	Gradual splitting.

Hydrothermal	Of, relating to, or denoting the action of heated water in the Earth’s crust.

Igneous	Relating to or involving volcanic processes.

Intrusive Rock	Igneous rocks which form by the crystallization of magma at a depth within the Earth.

Jurassic	Of, relating to, or denoting the second period of the Mesozoic era, between the Triassic and Cretaceous periods. The Jurassic period lasted from about 208 million to 146 million years ago.

Lamprophyre	Any of a group of dark gray to black intrusive igneous rocks that generally occur as dikes.

Lode	A mineral deposit in solid rock.

Mafic	A term used to describe an igneous rock that has a large percentage of dark-colored minerals such as amphibole, pyroxene and olivine. Also used in reference to the magmas from which these rocks crystallize. Mafic rocks are generally rich in iron and magnesium.

Matrix	The solid matter in which a fossil or crystal is embedded.

Mesothermal	A mineral deposit formed at moderate temperature and pressure, in and along fissures or other openings in rocks, by deposition at intermediate depths, from hydrothermal fluids.

Mesozoic	Of, relating to, or denoting the era between the Paleozoic and Cenozoic eras, comprising the Triassic, Jurassic and Cretaceous periods. The Mesozoic period lasted from about 252 million to 66 million years ago.

Metallurgy	Domain of materials science that studies the physical and chemical behavior of metallic elements, their intermetallic compounds, and their mixtures, which are called alloys. It is also the technology of metals: the way in which science is applied to their practical use.

Metamorphic Rock	Rock that has undergone a change from its original form due to changes in temperature, pressure or chemical alteration.

Mica	A shiny silicate mineral with a layered structure, found as minute scales in granite and other rocks, or as crystals.

Mineral Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

Figure 1. Examples of Float from Lode Veins

Figure 2. Close Up of a Silver Vein at the Tennessee Mine.

Figure 3. Projection of Silver Vein Extending to the Top of the Mountain.

(f) Equipment, Infrastructure and Other Facilities

In November 2011, the Company completed construction of its first commercial scale extraction plant to process the one million ton tailings pile present at the Tennessee Mine in Chloride, Arizona. At that time the Company intended to extract gold, silver, zinc, lead, and other metals that it believed to be present in the pile.  The Company took delivery, installed, tested, and began operating all equipment necessary for commercial scale processing of the ELeach™ (hereinafter, “ELeach”) step of the extraction process. Leaching vats were modified to remove agitators and add aeration systems to improve the consistency of the leaching process. The Company was able to leach four ton batches at that time.  The Company took delivery of production scale ELeach solvent generators, and installed and fine-tuned them. Each generator can produce 200 liters/minute of the high pH electrolyzed water that is the key technical innovation of the ELeach process. Two machines were delivered from Innovative Designs and Technology (Japan), at a cost of over $250,000 each. The Company expects the generators to be fully installed and operational in December 2012. Until the large generators are operational, the Company is using its small lab-scale solvent generators (4 liters/minute) to test and refine the leaching process step.

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

The facilities at the Tennessee Mine are continually expanding.  Figure 4 identifies the key facilities installed, as of June 14, 2012, to implement processing of precious metals.  Shown in Figure 5 is the laboratory facility located in the town of Chloride, AZ. As of the date of this Report, the Company’s processing plant and equipment is technologically modern and is in excellent condition. There are no subsurface improvements on the Tennessee Mine.

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

For instance, with regard to processing at the Tennessee Mine, the typical and historical values of mine dumps and tailings at the Tennessee Mine have been based primarily on free milling mineralized materials and free gold, silver, and other base metals found in tailings.  Samplings in the past did not focus on the values in the concentrated metal sulfides which are present in the tailings.  Prior to the 1980s, an economic way to process metal sulfide mineralized materials did not exist.  Thus, these types of mineralized materials were discarded with the mine tailings.  Developments in the 1980s by pioneers such as Dr. Richard F. Hewlett and others brought new leaching methods and technologies to this field, such as the processing of Nevada’s Carlin Trend.   The Company, with its knowledge of how to process metal sulfides of this nature, incorporated this knowledge as one of the core constituencies of its business development plans.  The Company was aware that historically, halide leaching was a costly process, but was open to the possibility that advances in this technology might exist.  We employ revolutionary new technologies to recover metals from mineralized material concentrates and mine tailings.  Among these technologies are the “ELeach Processing” and “Aqua-Regia Processing,” and “RenoCell Processing.”  With the advent of these new processing methods, such as the ELeach process, the Company is now able to process tailings to recover metals. The Company has also licensed the ELeach process.

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

SULFIDE ENTWINED PM LEACH &

SELECTIVE PRECIOUS METAL RECOVERY

Basic Steps - Process Flow Diagram

Figure 7. Basic Steps in the Hondo Mining Process

(a)     ELeach Process

ELeach is an environmentally friendly medium and technique that has been developed for recovering metals from mineralized material concentrates and mine tailings. ELeach has also been successfully applied to recovering metals and deleterious metals from toxic materials such as Coal Combustion Products (CCP). ELeach is currently in a patent pending/Patent Cooperation Treaty status.

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

V. ANALYSIS OF THE COMPANY’S MATERIALS

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

On December 12, 2011, the Board appointed Chris Larson as Chief Financial Officer, Secretary and as a Member of the Board of Directors of the Company.

On January 5, 2012 the Company announced preliminary success with its processing facility at the Tennessee Mine. The Company processed pregnant leached solutions (PLS) using its exclusive ELeach process. If the material being leached in the ELeach solution contained metals, a chemical reaction occurred. Once the chemical reaction began to subside or slow down and became relatively stable, we knew that the leaching was complete or near complete and that metals were now contained in the solution. The focus of our work was to test the efficacy of and to improve the leaching process itself, accordingly, the quantity and type of metals contained in each solution that we processed is unknown.

Metal was extracted from the PLS using its Renocell electroplating systems. The Company filled two of its Renocells with metals and dried the Renocells, the final step in preparation for metal extraction.

On March 8, 2012, the Company announced that it had begun using its proprietary ELeach extraction technology to evaluate several mining company’s resources.   The initial executed agreements represent the first success in the Company’s expanded business model, which contemplates supplying its proprietary extraction technology to mine operators under joint ventures or licensing arrangements. To date, ELeach has only been used at the Tennessee Mine.

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

Currently, the research and development teams and the construction and installation personnel are finalizing Hondo’s facilities at the Tennessee Mine that will carry the Company into processing.  Early trial runs of the pilot facility have returned favorable results for processing mineralized materials that may exceed previously planned capabilities.

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

F-1

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

F-2

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

F-3

Hondo Minerals Corporation

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended July 31, 2012 and 2011

				Additional
	Common Stock		Treasury	Paid in	Retained
	Shares	Amount	Stock	Capital	(Deficit)	Total
Balance, July 31, 2010	28,509,140	$28,509	$(12,921)	$3,454,560	$(1,610,226)	$1,859,922
Shares issued for officers' and directors' fees	2,546,500	2,546	—	758,504	—	761,050
Shares issued for services	796,750	797	—	374,278	—	375,075
Shares issued for services-related party	193,000	193	—	84,807	—	85,000
Donated management services	—	—	—	3,000	—	3,000
Shares issued for interest--related party	537,250	537	—	26,325	—	26,862
Shares issued for payment of short-term loans--
related party	7,855,000	7,855	—	384,896	—	392,751
Shares issued for payment of short-term loans	50,000	50	—	2,450	—	2,500
Shares issued for acquisition of mining
equipment and buildings	3,163,500	3,164	—	1,189,087	—	1,192,251
Shares issued in private placement	14,060,250	14,060	—	6,942,940	—	6,957,000
Net (loss)	—	—	—	—	(1,781,090)	(1,781,090)

Balance, July 31, 2011	57,711,390	57,711	(12,921)	13,220,847	(3,391,316)	9,874,321
Shares issued for officers' and directors' fees	3,477,000	3,477	—	1,147,958	—	1,151,435
Shares issued for services-related party	330,000	330	—	164,670	—	165,000
Shares issued for services	3,128,000	3,128	—	1,321,652	—	1,324,780
Shares issued for acquistion of mining plant	1,893,500	1,894	—	596,096	—	597,990
and equipment
Shares issued for common stock liability	11,716,880	11,717	—	(11,717)	—	—
Warrants granted on senior loan agreements	—	—	—	537,428	—	537,428
Warrants granted for services	—	—	—	1,802,483	—	1,802,483
Shares issued for warrants exercised	200,000	200	—	149,800	—	150,000
Shares issued in private placement	4,089,400	4,089	—	2,040,611	—	2,044,700
Net (loss)	—	—	—	—	(7,423,912)	(7,423,912)

Balance, July 31, 2012 - Restated	82,546,170	$82,546	$12,921)	$20,969,828	$(10,815,228)	$10,224,225

The accompanying notes are an integral part of these financial statements.

F-4

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

F-5

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

Note 3 – Related Party Transactions

During the years ended July 31, 2012 and 2011, the Company had the following related party transactions:

	2012		2011
	Shares	Amount	Shares	Amount
Common stock issued for directors' and officer fees	3,447,000	$1,151,435	2,546,500	$761,050
Common stock issued for payment of interest on short-term loans	-	-	537,250	26,862
Common stock issued for payment of short-term loans	-	-	7,855,000	375,075
Common stock issued for consulting services - other shareholders	330,000	165,000	193,000	85,000
	3,807,000	$1,316,435	11,131,750	$1,247,987

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

The following table summarizes warrant activity for the years ended July 31, 2012 and 2011:

	Number	Weighted Average Price	Weighted Average Life (Years)
Oustanding, July 31, 2010	3,000,000	$0.83	0.42
Granted	26,658,000	2.50	1.83
Forfeited	-	-	-
Excercised	-	-	-

Outstanding, July 31, 2011	29,658,000	2.33	1.36
Granted	15,702,800	1.74	1.67
Forfeited	-	-	-
Excercised	200,000	0.75	-

Outstanding, July 31, 2012	45,160,800	$2.27	1.53

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

F-6

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

F-7

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

PART IV

ITEM 15. EXHIIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2007.	Incorporated by reference as an Exhibit to the Registration Statement on Form S-1 filed on September 11, 2009.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2011.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
3.2	Bylaws.	Incorporated by reference as Exhibits to the Form S-1 filed on September 11, 2009.
3.2(a)	Amended Bylaws.	Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed on March 8, 2011.
10.1	Engagement letter agreement between Roth Capital Partners and Hondo Minerals Corporation dated November 30, 2011.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
21.1	List of Subsidiaries.	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety and Health Administration Safety Data	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on December 21, 2012.
99.1	List of the Company’s Mineral Claims	Incorporated by reference as an Exhibit to the Amended Annual Report on Form 10-K/A filed on August 20, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONDO MINERALS CORPORATION

Dated: November 13, 2013	/s/ William R. Miertschin
By: William R. Miertschin
Its: Chief Executive Officer

Dated: November 13, 2013	/s/ Chris Larson
By: Chris Larson
Its: Chief Financial Officer

